Form 10-K
period 1993-12-31
UNION BANCSHARES INC /KS/
filed 1994-03-28
CIK 701546

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.   20549

                                        FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                          For the year ended December 31, 1993
                             Commission file number 0-11114

                                  Union Bancshares, Inc.
                 (Exact name of registrant as specified in its charter)

               Kansas                                          48-0936090
      (State of incorporation)                              (I.R.S. Employer
                                                           Identification No.)

      200 Union Center Building
            150 North Main
           Wichita, Kansas                                         67202
(Address of principal executive offices)                         (Zip Code)

                   Registrant's telephone number, including area code:
                                      (316) 261-4700


             Securities registered pursuant to Section 12(b) of the Act:

                            Common stock, Class A, $10 par value
                                      (Title of class)


             Securities registered pursuant to Section 12(g) of the Act:

                                            None
                                      (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No

        The aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined since there is no public trading market for the stock.

        The number of shares of Class A common stock outstanding as of December 31, 1993, was 350,690.

                           DOCUMENTS INCORPORATED BY REFERENCE

        Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 1994, is incorporated by reference into Part III of this report.

Union Bancshares, Inc. and Subsidiaries
Table of Contents




                                        PART I

ITEM                                                                   PAGE

  1     Business                                                       2 - 4
  2     Properties                                                     4 - 5
  3     Legal Proceedings                                                  5
  4     Submission of Matters to a Vote of Security Holders                5



                                        PART II

  5     Market for the Registrant's Common Stock and Related
          Stockholder Matters                                              6
  6     Selected Financial Data                                            6
  7     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              6
  8     Financial Statements and Supplementary Data                        6
  9     Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                              7



                                        PART III

 10     Directors and Executive Officers of the Registrant                 7
 11     Executive Compensation                                             7
 12     Security Ownership of Certain Beneficial Owners and
          Management                                                       7
 13     Certain Relationships and Related Transactions                     7



                                        PART IV

 14     Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K                                          8
        Signatures                                                         9
        Financial Information                                         Appendix A

Union Bancshares, Inc. and Subsidiaries


                                        PART I

Item 1.  Business

        Union Bancshares, Inc. (UBI) is a bank holding company formed in 1982 under the laws of the State of Kansas. In connection with this formation, UBI acquired all of the common stock of Union National Bank of Wichita (UNB) by exchange for UBI Class A common stock on a share for share basis. In 1987, UBI formed Union Boulevard National Bank (UBNB), a wholly-owned subsidiary, to acquire from the Federal Deposit Insurance Corporation certain assets and liabilities previously owned by Boulevard State Bank.
UBNB was merged into UNB in 1989. In April 1990, UBI acquired certain assets and liabilities from the Resolution Trust
Corporation (RTC) of the former First Federal Savings and Loan Association of Hutchinson. UBI acquired two branch locations in this purchase. One of these branches was closed on January 12, 1991. In November 1990, UBI acquired certain assets and liabilities from the RTC of the former Valley Savings, A Federal Savings and Loan Association of Hutchinson. UBI began operations from two branch locations in this purchase. One branch location was closed on January 12, 1991. The second branch was moved from its initial operational site to a new site on June 30, 1992. On February 16, 1991, UBI acquired from the RTC, certain assets and liabilities of the Derby branch of the former Mid Kansas Savings and Loan, F.A. of Wichita. UBI purchased the Derby branch location from the RTC on June 21, 1991.

        At December 31, 1993, UBI had three active, wholly-owned subsidiaries: UNB, UBI Growth Capital, Inc. (UBIGC), a venture capital company, and UBI Financial Services, Inc. (UBIFS), a community development company. In addition, UNB owns all of the outstanding common stock of Union Center, Inc. (UCI), a Kansas corporation formed in 1956 to purchase and operate the building mainly occupied by UNB. At December 31, 1993, UBI and its subsidiaries had 352 FTE (full-time equivalent) employees.

        UBI and its subsidiaries are engaged primarily in commercial banking and related activities authorized by the Bank Holding
Company Act of 1956, as amended, or determined by the Board of Governors of the Federal Reserve System to be so closely related to the business of banking as to be proper incident thereto. UBI and its subsidiaries, therefore, did not engage in material operations in separate reportable industry segments for the last three years.

Union Bancshares, Inc. and Subsidiaries

        UBI offers a wide range of financial services in the Wichita and Derby, Sedgwick County, and Hutchinson, Reno County, Kansas, areas through UNB, its subsidiary bank. These services include deposit accounts; commercial, installment and real estate loans; trust, investment and escrow services; and a network of automated teller machines. UNB has ten locations and 17 ATMs situated within the city limits of Wichita, Hutchinson, and Derby. UNB is the third largest bank in Wichita and the largest bank in Hutchinson and Derby. In addition, customers may also access UNB services at 479 ATMs throughout the State of Kansas and at over 101,280 ATMs throughout the United States and Canada through UNB participation in Kansas Electronic Transfer Systems, Inc. (KETS), VIA, Cirrus, and Plus ATM switching companies.

        UNB faces competition from banks and other financial institutions located in Sedgwick and Reno County, Kansas. There are approximately 87 other financial institutions within the Sedgwick and Reno County areas.

        UBI and its subsidiary bank are principally affected by the monetary policy of the Board of Governors of the Federal Reserve System and other federal banking regulators. UBI, being a bank holding company, is primarily regulated by the Federal Reserve Bank. UNB, being a national bank, is primarily regulated by the Comptroller of the Currency. UNB is also subject to regulation by the Federal Deposit Insurance Corporation because of deposit insurance. The bank operates under the guidance of its board and officers, implementing policies as to lending practices, interest rates, service charges, and other banking functions. These policies guide the bank in serving the communities in which it operates.

        In 1989, Congress enacted the "Financial Institutions Reform, Recovery, and Enforcement Act" (FIRREA), which allowed bank holding companies to acquire savings and loan associations, either in or outside of Kansas. It also allowed the acquisition of savings and loan associations by out-of-state bank holding companies. The
FIRREA Act also abolished the Federal Savings and Loan Insurance Corporation, making the Federal Deposit Insurance Corporation
(FDIC) the single insurer of deposits for financial institutions. This resulted in higher insurance premium rates, which had a negative impact on noninterest expense of UBI starting in 1991. An analysis of noninterest expense is discussed in greater detail starting on page A-38.

Union Bancshares, Inc. and Subsidiaries

        Beginning July 1, 1992, bank holding companies located in Arkansas, Colorado, Iowa, Missouri, Nebraska, and Oklahoma were permitted to acquire banks and bank holding companies located in Kansas after obtaining the approval of the Kansas State Banking Board. No applications can be approved unless the laws of the state, or jurisdiction in which the applicant bank holding company is located, permit Kansas bank holding companies to acquire banks and bank holding companies in that state or jurisdiction on substantially the same terms as established under Kansas law. This has brought greater competition to Kansas and potentially to the communities in which UBI and its subsidiaries operate. There have been several institutions that have made acquisitions in the state, but none in the Wichita area.

        UBI and its subsidiaries are evaluating these changes as well as other legislation pending before the federal and state governments which may have an effect on its business. At this time it is difficult to predict what pending proposals might be adopted and what, if any, effect they may have on UBI and its subsidiaries. UBI is currently implementing changes as a result of Regulation DD, Truth in Savings, which UBI believes will add costs beyond the perceived benefits to its customers. The regulatory burden on financial institutions continues without any sign of easing. The regulatory burden has a negative impact on financial institutions' ability to meet customers' needs. UBI is not currently aware of any pending proposals that would have a materially adverse impact on UBI and its subsidiaries.

        The principal source of UBI's cash revenues is dividends from UNB. The ability of UNB to pay such cash dividends is limited by federal regulations. Approval of the Comptroller of the Currency is required if total dividends declared by a national bank in any calendar year exceed the bank's net profits for that year combined with its retained profits for the preceding two years. At December 31, 1993, dividends of approximately $7,839,000 were available from the bank subsidiary without such approval.


Item 2.  Properties

        UBI uses the main offices of Union National Bank, 200 Union Center Building, 150 North Main, Wichita, Kansas, for its offices. Presently, UBI pays no rental to UNB, although UBI may pay to UNB a fair and reasonable charge for all facilities and services furnished by UNB at such time as UBI requires separate facilities.

Union Bancshares, Inc. and Subsidiaries

        The Union Center Building is a 10-story structure which was completed and occupied by UNB in 1956. The building is owned by UNB's subsidiary, UCI. Approximately 81,508 square feet, or 68.0%, of the rentable space in the building is leased by UNB at a monthly rent of $77,760 for 1993. UNB owns two of the thirteen lots comprising the site of the Union Center Building, and leases two others for a term expiring no earlier than the year 2053. UCI owns three of the lots comprising the Union Center Building site, and leases the remaining six lots for terms expiring no earlier than 2047. There are no mortgages or liens outstanding.

        UNB owns nine separate bank facilities and the land on which they are located. These are at the following locations in Wichita, Hutchinson and Derby Kansas:

                                                                      Square
          Branch            Address              Community             Feet
        Boulevard       2300 E. Lincoln         Wichita, Ks           28,088
        Broadway        1701 S. Broadway        Wichita, Ks            1,704
        East            6424 E. 13th            Wichita, Ks            4,800
        Pavilion        456 N. Main             Wichita, Ks            4,000
        West            6920 W. Central         Wichita, Ks            6,100
        Woodlawn        1250 S. Woodlawn        Wichita, Ks            3,394
        Main at 9th     825 N. Main             Hutchinson, Ks        11,420
        30th Avenue     101 E. 30th             Hutchinson, Ks         1,704
        Madison         201 E. Madison          Derby, Ks              2,400


        Aggregate annual rental paid during 1993 with respect to all leased real estate to third party lessors amounted to $142,000.


Item 3.  Legal Proceedings

        There were no legal proceedings pending during the last fiscal year to which UBI or its subsidiaries was a party, other than ordinary routine litigation incidental to their business.


Item 4.  Submission of Matters to a Vote of Security Holders

        No information is required in response to this Item as no matters were submitted to a vote of UBI's security holders during the fourth quarter of 1993.

Union Bancshares, Inc. and Subsidiaries


                                    PART II


Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters

        There is no established public trading market for UBI Common Stock, Class A. Therefore, the high and low bid prices for UBI stock cannot be determined. The number of stockholders on record for the Company as of December 31, 1993 was 347. Dividend information for the stock is as follows:

                                   Quarter       1993        1992
                                     1st         $ .30       $ .30
                                     2nd           .30         .30
                                     3rd           .30         .30
                                     4th           .80         .80

        UNB, the principal subsidiary of UBI, must follow regulatory guidelines on the payment of dividends. See the last paragraph of
Item 1. Business.


Item 6.  Selected Financial Data

        The information required by Item 301 of Regulation S-K is contained on page A-51 of the attached Appendix under the caption
"Five-Year Summary of Operations".


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

        The information required by Item 303 of Regulation S-K is contained on pages A-29 thru A-31 of the attached Appendix under the caption "Management's Discussion and Analysis of Financial
Condition and Results of Operations".


Item 8.  Financial Statements and Supplementary Data

        Set forth below are the consolidated financial statements of UBI and its subsidiaries appearing on pages A-4 to A-27 of the attached Appendix A.

        a.  Consolidated Statement of Condition
        b.  Consolidated Statement of Income
        c.  Consolidated Statement of Stockholders' Equity
        d.  Consolidated Statement of Cash Flows
        e.  Notes to Consolidated Financial Statements
        f.  Independent Auditors' Reports

Union Bancshares, Inc. and Subsidiaries


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        UBI filed a Form 8-K dated October 20, 1993, under Item 4., "Change in Registrant's Certifying Accountants". This discussed the change from Coopers & Lybrand as UBI's independent accountants to Allen, Gibbs & Houlik effective for the fiscal year ending December 31, 1993.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

        The information required by Item 401 of Regulation S-K appears on pages 2 and 3 of the 1993 Proxy Statement under the caption
"Election of Directors" and is hereby incorporated by reference.


Item 11. Executive Compensation

        The information required by Item 402 of Regulation S-K appears on pages 7,8 and 9 of the 1993 Proxy Statement under the caption
"Compensation of Directors and Executive Officers" and is hereby incorporated by reference.


Item 12. Security Ownership of Certain Beneficial Owners and
Management

        The information required by Item 403 of Regulation S-K appears on pages 6 and 7 of the 1993 Proxy Statement under the caption
"Security Ownership of Management" and is hereby incorporated by reference.


Item 13. Certain Relationships and Related Transactions

        The information required by Item 404 of Regulation S-K appears on page 10 of the 1993 Proxy Statement under the caption
"Transactions with Management" and is hereby incorporated by reference.

Union Bancshares, Inc. and Subsidiaries


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

        (a)  The following documents are filed as part of this report:

                (1)  Financial Statements

                       The financial statements, notes, and
                       accountant's report are described in
                       Item 8 to which reference is hereby
                       made.

                (2)  Financial Statement Schedules

                       None

                (3)  Exhibits

                       None

        (b)  Reports on Form 8-K

                During the last quarter of the period covered by this report, UBI filed two Form 8-K's. The first one was dated October 20, 1993, and was filed under Item 4., "Change in Registrant's Certifying Accountants". This discussed the change from Coopers & Lybrand as UBI's independent accountants to Allen, Gibbs & Houlik effective for the fiscal year ending December 31, 1993.

                The second 8-K dated October 13, 1993 was filed under Item 2., "Acquisition or Disposition of Assets" and discussed the execution of a merger agreement between UBI, UNB and First Community Federal Savings and Loan Association (First Community). This 8-K was later amended with 8-K/A No. 1 filed on December 23, 1993. The amendment changed it from an Item 2., "Acquisition or Disposition of Assets" to an Item 5., "Other Events" because this merger is not expected to be consummated until April of 1994. At that time UBI will file an 8-K with all the required financial and pro forma information.

Union Bancshares, Inc. and Subsidiaries


                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Union Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            UNION BANCSHARES, INC.


  /S/ WILLIAM G. WATSON                               /S/ STEVEN C. WORRELL
  By: William G. Watson                               By: Steven C. Worrell
      President & Chief                                   Vice President,
      Executive Officer                                   Treasurer & Chief
                                                          Financial Officer

(Principal Executive Officer)                   (Principal Accounting Officer)


       March 16, 1994                                       March 16, 1994
            Date                                                 Date


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/S/ JACK B. HINKLE                                           March 16, 1994
Jack B. Hinkle, Director                                          Date


/S/ RANDOLPH D. LOVE                                         March 16, 1994
Randolph D. Love, Director                                        Date


/S/ ROBERT D. LOVE                                           March 16, 1994
Robert D. Love, Director                                          Date


/S/ Derek L. Park                                            March 16, 1994
Derek L. Park                                                     Date


/S/ DONALD H. PRATT                                          March 16, 1994
Donald H. Pratt, Director                                         Date


/S/ WILLIAM G. WATSON                                        March 16, 1994
William G. Watson, Director                                       Date

Union Bancshares, Inc. and Subsidiaries
Financial Information




















                                               APPENDIX A

                                          FINANCIAL INFORMATION
                                         -A1-

                                   THIS PAGE LEFT BLANK INTENTIONALLY
                                         -A2-

Union Bancshares, Inc. and Subsidiaries
Index to 1993 Financial Information



                                                                     Page

Financial Statements
    Consolidated Statement of Condition                               A-4
    Consolidated Statement of Income                                  A-5
    Consolidated Statement of Stockholders' Equity                    A-6
    Consolidated Statement of Cash Flows                              A-7
    Notes to Consolidated Financial Statements                    A-8 to A-24

Independent Auditors' Reports                                     A-26 to A-27

Management's Report on Financial Statements and
  Internal Accounting Control                                         A-28

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                             A-29 to A-51

Consolidated Statement of Condition - Average
  Balances and Interest Rates                                     A-32 to A-33

Five-Year Summary of Operations                                       A-51
                                         -A3-

Union Bancshares, Inc. and Subsidiaries
Consolidated Statement of Condition

(In thousands)
                                                                              At December 31,
                                                                            1993          1992
Assets
Cash and due from banks                                                  $    26,819   $   39,856
Federal funds sold and securities
  purchased under resale agreements                                               --       10,700
        Total cash and cash equivalents                                       26,819       50,556

Investment securities:
  U.S. Treasury                                                               24,500       29,177
  Federal agencies                                                            85,899       63,091
  Mortgage-backed securities                                                  28,126       50,246
  State and municipal                                                         42,555       37,072
  Corporate securities                                                         4,107        6,710
  Other investments                                                            5,714       11,236
        Total investment securities
           (market value -  $194,872 and $201,965)                           190,901      197,532

Trading account securities                                                        --          245

Loans                                                                        295,449      280,678
Less:  Allowance for loan losses                                              (4,400)      (3,400)
        Net loans                                                            291,049      277,278

Premises and equipment                                                        12,124       11,890
Other assets                                                                  11,964       10,808

        Total assets                                                     $   532,857   $  548,309

Liabilities and Stockholders' Equity
Deposits:
  Noninterest-bearing demand                                             $    86,708   $   88,046
  Interest-bearing demand                                                     75,111       75,153
  Interest-bearing savings                                                   107,393      115,723
  Interest-bearing time under $100,000                                       152,396      180,270
  Interest-bearing time over $100,000                                         12,208       16,435
        Total deposits                                                       433,816      475,627

Federal funds purchased and securities
  sold under agreements to repurchase                                         24,493       17,123
Other short-term borrowings                                                    4,034        3,627
FHLB advances                                                                 16,900        2,300
Long-term borrowings                                                           8,000       10,000
Other liabilities                                                              4,798        3,412
        Total liabilities                                                    492,041      512,089



Preferred stock, Class A, par value $100 per share
  100,000 shares authorized, no shares outstanding                                --           --
Preferred stock, Class B, par value $100 per share
  100,000 shares authorized, no shares outstanding                                --           --
Common stock, Class A, par value $10 per share;
  1,000,000 shares authorized, 350,690 shares outstanding                      3,507        3,507
Common stock, Class B, par value $10 per share;
  1,000,000 shares authorized, no shares outstanding                              --           --

Capital surplus                                                                3,527        3,527
Retained earnings                                                             33,782       29,186
        Total stockholders' equity                                            40,816       36,220

        Total liabilities and stockholders' equity                       $   532,857   $  548,309

[FN]
The accompanying notes are an integral part of these financial statements.
                                         -A4-

Union Bancshares, Inc. and Subsidiaries
Consolidated Statement of Income

(In thousands except per share data)

                                                                        Years ended December 31,
                                                                     1993         1992           1991
Interest income:
  Interest and fees on loans                                       $  27,181    $  28,538    $  30,064
  Interest and dividends on investment securities:
        U.S. Treasury                                                  1,782        2,507        3,476
        Federal agencies                                               3,752        1,928        2,476
        Mortgage-backed securities                                     2,712        5,716        6,870
        State and municipal                                            2,369        2,297        2,016
        Corporate securities                                             299          450        1,213
        Other investments                                                427          856          917
  Interest on Federal funds sold and securities
   purchased under resale agreements                                     113          445        1,355
        Total interest income                                         38,635       42,737       48,387

Interest expense:
  Interest on deposits                                                12,808       17,971       25,343
  Interest on Federal funds purchased and
   securities sold under agreements to repurchase                        581          557        1,277
  Interest on other short-term borrowings                                 80           86          369
  Interest on capital notes                                               --           --           42
  Interest on FHLB advances                                              477           77           --
  Interest on long-term borrowings                                       776          819            4
        Total interest expense                                        14,722       19,510       27,035

        Net interest income                                           23,913       23,227       21,352

Provision for loan losses                                              2,412        2,569        2,647

        Net interest income after
          provision for loan losses                                   21,501       20,658       18,705

Other income                                                           7,904        7,923        8,361
Other expense                                                         22,163       22,566       22,152

  Income before income tax expense                                     7,242        6,015        4,914

Income tax expense                                                     2,050        1,715        1,412

        Net income                                                 $   5,192    $   4,300    $   3,502

Earnings per share data:
  Net income                                                          $14.81       $12.28       $10.03

  Dividends                                                            $1.70        $1.70        $1.20

















[FN]
The accompanying notes are an integral part of these financial statements.
                                         -A5-

Union Bancshares, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity

(In thousands except number of shares)

                                                Common Stock
                                            Number                  Capital    Retained
                                           of Shares    Amount      Surplus    Earnings       Total
Balance, December 31, 1990                  348,690    $  3,487    $  3,487    $  22,398    $   29,372
 Net income                                      --          --          --        3,502         3,502
 Issuance of Common Stock                     1,000          10          15           --            25
 Cash dividends (1.20 per share)                 --          --          --         (419)         (419)

Balance, December 31, 1991                  349,690       3,497       3,502       25,481        32,480
 Net income                                      --          --          --        4,300         4,300
 Issuance of Common Stock                     1,000          10          25           --            35
 Cash dividends (1.70 per share)                 --          --          --         (595)         (595)

Balance, December 31, 1992                  350,690       3,507       3,527       29,186        36,220
 Net income                                      --          --          --        5,192         5,192
 Cash dividends (1.70 per share)                 --          --          --         (596)         (596)

Balance, December 31, 1993                  350,690    $  3,507    $  3,527    $  33,782    $   40,816












































[FN]
The accompanying notes are an integral part of these financial statements.
                                         -A6-

Union Bancshares, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

(In thousands)
                                                                      Years ended December 31,
                                                                    1993        1992         1991
Cash flows from operating activities:
  Net income                                                     $   5,192   $    4,300   $   3,502
  Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation and amortization                                   2,148        1,871       1,599
     Amortization of purchase premiums                                 364          486         642
     Provision for loan losses                                       2,412        2,569       2,647
     Provision for deferred income taxes                              (339)        (398)       (132)
     Gain on sale of investment securities                             (20)        (359)       (212)
     Gain on sale of trading account securities                        (24)         (68)       (152)
     Loss on abandonment of premises
       and equipment                                                    28           84           9
     Net decrease (increase) in trading account
       securities                                                      269          (55)        519
     Net increase in other assets                                   (1,127)        (160)       (452)
     Net (decrease) increase in other liabilities                    1,465         (626)       (134)
        Net cash provided by operating activities                   10,368        7,644       7,836

Cash flows from investing activities:
  Proceeds from sales of investment securities                         121       13,441      39,911
  Proceeds from maturities and paydowns of
       investment securities                                       123,081      208,617     117,191
  Purchases of investment securities                              (117,899)    (211,531)   (199,003)
  Net increase in loans net of
       effects of purchases                                        (15,709)      (6,578)     (1,422)
  Purchases of premises and equipment                               (1,622)      (2,601)     (1,633)
  Proceeds from sales of premises and equipment                          4           21           6
  Excess cash received over purchase premium of
   acquired institutions                                                --           --      15,209
     Net cash provided (used) by
        investing activities                                       (12,024)       1,369     (29,741)

Cash flows from financing activities:
  Net (decrease) increase in demand deposits and
   savings accounts net of effects of purchases                     (9,711)      34,686       4,214
  Net decrease in time deposits net of effects
    of purchase                                                    (32,100)     (48,806)    (27,098)
  Net increase (decrease) in Federal funds
    purchased and securities sold under
    agreements to repurchase                                         7,370       (2,568)     (7,107)
  Net increase (decrease) in other short-term
    borrowings                                                         356         (372)     (2,237)
  Net (decrease) increase in long-term borrowings                   (2,000)          --      10,000
  Net increase in FHLB advances                                     14,600        2,300          --
  Net decrease in receivable from RTC                                   --           --      37,272
  Repayment of capital notes                                            --           --        (600)
  Issuance of common stock                                              --           35          25
  Cash dividends paid                                                 (596)        (596)       (419)
     Net cash (used) provided by financing
        activities                                                 (22,081)     (15,321)     14,050

Net decrease in cash and cash equivalents                          (23,737)      (6,308)     (7,855)
Cash and cash equivalents at January 1                              50,556       56,864      64,719
Cash and cash equivalents at December 31                         $  26,819   $   50,556   $  56,864

Supplemental Disclosures:
  Cash payments for:
    Interest                                                       $15,002      $19,983     $27,535
    Income taxes                                                    $3,022       $2,437      $1,350



[FN]
The accompanying notes are an integral part of these financial statements.
                                         -A7-

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies


Basis of Presentation

     The consolidated financial statements in 1993, 1992 and 1991 include UBI and its wholly-owned subsidiaries, UNB, UBIGC and UBIFS. All significant intercompany accounts and transactions have been eliminated. In addition, adjustments made to the unaudited interim financial statements were of a normal recurring nature.

     The 1992 and 1991 consolidated financial statements have been reclassified to conform with 1993 presentation. Such reclassifications have no effect on net income.


Statement of Cash Flows

     For purposes of reporting cash flows, cash equivalents include amounts due from banks, federal funds sold, and securities purchased under resale agreements. Generally, federal funds are sold for one-day periods.

Investment and Trading Account Securities

     Investment securities are stated at cost, adjusted for amortization of premium and accretion of discount. Gains or losses on security transactions are recognized upon realization and are reported as a separate component of noninterest income. The specific identification method is used in determining the cost of investment securities sold.

     Securities are classified as "Investment Securities" when management has the intent and ability to hold the securities for the foreseeable future. Normal operations do not require the sale of investment securities for liquidity purposes. However, on occasion, UBI may decide to sell investment securities prior to maturity for any of the following reasons: (a) to meet unanticipated short-term liquidity needs, (b) to reposition the maturity structure of the portfolio to meet projected liquidity needs, (c) to reposition the rate cycle structure of the portfolio to meet projected asset/liability requirements, or (d) to reposition the relative portion of tax-exempt securities versus taxable securities in response to projected levels of taxable income. UBI sold investment securities during the years ended December 31, 1993, and 1992, due to all the aforementioned reasons.

     Trading account securities are classified as such primarily based on the intent of management at the time the securities are purchased. The securities are held for resale to customers. Trading account securities are stated at market value. Gains or losses on the sale of trading account securities are considered a normal part of operations and are included in other income.
                                         -A8-

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies (Continued)


Investment and Trading Account Securities (Continued)

     Effective January 1, 1994, UBI adopted Financial Accounting Standard No. 115 (FAS 115) which relates to accounting for certain investments in debt and equity securities. FAS 115 requires that banks classify all securities as "held to maturity", "available for sale" or "trading securities". Any new securities at time of purchase must be placed in one of these three categories for reporting purposes. Any security placed in the "available for sale" or "trading securities" must be marked to its fair value at that time. The fair value adjustment for "available for sale" securities will flow through the equity section on the financial reports. The fair value adjustment for the trading securities will continue to flow through the income statement.

     Management of UBI has done an extensive evaluation of all of its securities to determine what securities will be placed in each of these categories. Management has considered several factors to determine these securities classifications including liquidity needs, loan demand, tax issues, credit quality, regulatory issues and asset/liability positioning. Meeting the requirements of FAS
115 is not expected to have a significant effect on either the balance sheet or equity of UBI.


Loans

     Loans are stated at principal amount outstanding. Interest income on loans is accrued as earned. Loans are placed on nonaccrual status when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. Loans are also placed on nonaccrual status when there is reasonable doubt as to the ability of the borrower to pay interest. At the time a loan is classified as nonaccrual, interest previously recorded but not collected is reversed. Interest payments received on such loans are generally recorded as a reduction in book value unless such book value is deemed to be collectible.

                                         -A9-

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies (Continued)


Allowance for Loan Losses

     UBI's policy is to maintain a valuation allowance adequate to provide for potential losses on loans currently outstanding. The allowance for loan losses is determined by management on the basis of a detailed review of the risk factors affecting the loan portfolio, including changes in the portfolio size and mix, past loan loss experience, the financial condition of the borrowers, and the prevailing economic environment. The result of this review enables management to establish the allowance at a level considered adequate to absorb loan losses.

     Loan losses are charged to the allowance, and recoveries are credited to the allowance. A provision for loan losses is made to maintain the allowance at a level that, in management's judgment, is adequate to absorb potential losses inherent in the loan portfolio.


Loan Fees

     Loan commitment and origination fees, net of the related direct loan origination costs, are amortized over the life of the related loans as an adjustment of yield. The unamortized balance of these deferred fees is reported as a reduction of total loans. Annual fees on bankcard loans are amortized on a straight-line basis over a twelve month period, and the unamortized balance of these fees is included in other liabilities.


Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by straight-line and accelerated methods over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in other income for the period. The cost of maintenance and repairs is charged to operating expenses as incurred. Significant renewals and betterments are capitalized.
                                         -A10-

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies (Continued)


Income Taxes

     In January 1993, UBI adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes". FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in UBI's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally takes into consideration all expected future events other than enactments of changes in the tax law or rates. Previously, UBI used the Financial Accounting Standards No. 96 asset and liability approach, which gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. Management has determined that there was no significant financial statement impact to UBI with the implementation of FAS 109.


Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107 (FAS 107), "Disclosures about Fair Value of Financial Instruments", became effective for financial statements issued for fiscal years ending after December 15, 1992. FAS 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of UBI.

     The following methods and assumptions were used by UBI in estimating the fair value of its financial instruments as noted in
Note 16:

Cash and cash equivalents: The book values reported in the balance sheet for cash and short-term instruments approximate their fair values.

Investment securities (including mortgage-backed securities): Fair value for investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.
                                         -A11-

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies (Continued)


Fair Value of Financial Instruments (Continued)

Trading account assets: Fair values for UBI's trading account assets, which also are the amounts recognized in the balance sheet, are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans receivable: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values approximate their book value. The fair values for fixed rate mortgage loans (primarily one-to-four family residential), are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for other loans (primarily commercial real estate and rental property mortgage loans, commercial and industrial loans, financial institution loans, agricultural loans, and consumer loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of credit card loans is estimated to be the book value due to the short-term nature considered to exist in this portfolio. The book value of accrued interest receivable approximates its fair value.

Deposit liabilities: The estimated fair value of noninterest-bearing deposits, NOW accounts, savings accounts and money market accounts is equal to their book value, which represents the amount payable on demand at the reporting date. The book value for variable rate money market and savings accounts approximates their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of similar remaining maturities to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings: The book value of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings approximates their fair values at the reporting date.

FHLB advances: The estimated fair value of variable rate FHLB advances is the balance sheet book value. The estimated fair value of fixed rate advances has been determined using rates currently available to UNB for advances with similar terms and remaining maturities.
                                         -A12-

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies (Continued)


Fair Value of Financial Instruments (Continued)

Long-term borrowings: The fair values of UBI's long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on UBI's current incremental borrowing rates for similar types of borrowing arrangements.


2.  Mergers and Acquisition


Mid Kansas Savings and Loan Association, F.A., of Wichita

     On February 16, 1991, UBI assumed certain liabilities and purchased certain assets of the Derby branch of the failed Mid Kansas Savings and Loan Association, F.A., of Wichita, Kansas, from the RTC. UBI paid a premium of $480,000 which was netted out of the cash paid by the RTC to UBI to balance the difference in liabilities assumed and assets purchased. The amount of deposits assumed was $15,681,000.

     This acquisition was accounted for as a purchase, with the premium allocated to the acquired core deposit as well as other intangibles.


First Community Federal Savings and Loan Association, Winfield, Ks.

     On October 13, 1993, UBI announced the execution of a merger agreement between UBI, UNB and First Community Federal Savings and Loan Association (First Community) of Winfield, Kansas. Under the merger agreement, First Community will be merged with UNB, and each outstanding share of First Community common stock will be converted into $35.00 in cash. The total cost of the transaction is $12,646,520.

     The transaction will be financed with a $6,800,000 loan from Harris Bank and Trust in Chicago and the remaining $5,846,520 from internal funds. The merger was approved by the First Community shareholders in January 1994 but is still subject to final regulatory approval. The transaction is expected to be completed in the spring of 1994.
                                         -A13-

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


2.  Mergers and Acquisitions  (Continued)

     First Community is a savings and loan institution with total assets at December 31, 1993, of $156,382,000, and offers full service banking from three branches. These facilities are located in Winfield, Arkansas City and Derby, Kansas. All three of these offices will be part of the merger and will be operated as branches of UNB.

     This acquisition will be accounted for as a purchase, with the premium allocated to various intangible assets.


3.  Cash and Due From Banks

     Federal Reserve Bank regulations require the subsidiary bank to maintain certain reserve balances relating to deposits. The reserves may be maintained in the form of vault cash or balances maintained with a Federal Reserve Bank. For the two-week reserve period inclusive of December 31, 1993, UNB maintained daily average reserves of $10,553,000. For the two-week reserve period inclusive of December 31, 1992, the daily average reserves maintained were $11,009,000.


4.  Investment Securities

     The book value and estimated market values of investments in debt securities are as follows (in thousands):

                                                        At December 31, 1993
                                                                Gross           Estimated
                                             Book            Unrealized          Market
                                             Value        Gains      Losses       Value
U.S. Treasury securities                   $   24,500    $   236     $   (7)   $   24,729
U.S. government corporations
 and agencies                                  85,899        662       (261)       86,300
Obligations of states
  and political subdivisions                   42,555      2,272        (16)       44,811
Corporate securities                            4,107         51         --         4,158
Mortgage-backed securities                     28,126      1,098        (64)       29,160
Other investments                               5,714         --         --         5,714
        Total                              $  190,901    $ 4,319     $ (348)   $  194,872

                                         -A14-

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


4.  Investment Securities (Continued)

                                                        At December 31, 1992
                                                                Gross           Estimated
                                             Book            Unrealized          Market
                                             Value        Gains      Losses       Value
U.S. Treasury securities                   $   29,177    $   694     $   --    $   29,871
U.S. government corporations
 and agencies                                  63,091        301       (197)       63,195
Obligations of states
  and political subdivisions                   37,072      1,800         (6)       38,866
Corporate securities                            6,710         31        (17)        6,724
Mortgage-backed securities                     50,246      1,888        (61)       52,073
Other investments                              11,236         --         --        11,236
        Total                              $  197,532    $ 4,714     $ (281)   $  201,965

        The book value and estimated market value of debt securities, by contractual maturity, are shown below in thousands. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities have been included in the schedule of maturities based upon their estimated average life.

                                                               At December 31, 1993
                                                                           Estimated
                                                                Book        Market
                                                                Value        Value
Due in one year or less                                       $   54,761   $  56,024
Due after one year through five years                            112,956     114,351
Due after five years through ten years                            14,865      15,814
Due after ten years                                                8,319       8,683
        Total                                                 $  190,901   $ 194,872

        Proceeds from sales of investments in debt securities were $121,000, $13,447,000 and $40,462,000 for 1993, 1992 and 1991
respectively. Gross gains of $21,000, $365,000 and $366,000 and gross losses of $1,000, $6,000 and $154,000 for 1993, 1992 and 1991
were realized on those sales respectively. The sales generating these gains and losses were due to adjustments made in the investment portfolio to meet asset/liability management decisions. The decisions were made for various reasons which were all within those noted under Note 1, page A-8, under Investment and Trading Account Securities.

        Investment securities with a book value of $41,322,000 and $42,136,000 were pledged to secure deposits of public funds at December 31, 1993, and December 31, 1992, respectively. Total pledgings required at December 31, 1993, and December 31, 1992, were $17,038,000 and $7,910,000, respectively.
                                         -A15-

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


5.  Loans

        Major classifications of loans are summarized as follows (in thousands):

                                                                  At December 31,
                                                                1993         1992
Commercial, financial, and agricultural                      $    97,923  $    87,256
Installment                                                      101,866       89,572
Bankcard                                                          46,375       52,656
Real estate:
  Mortgage                                                        47,523       50,500
Other                                                              1,762          694
                                                             $   295,449  $   280,678

        Changes in the allowance for loan losses were as follows (in thousands):

                                                       Years ended December 31,
                                                     1993        1992         1991
Balance at January 1                               $   3,400   $   3,050    $   2,800
Provision charged to income                            2,412       2,569        2,647
Recoveries of amounts charged off                        528         885          423
Losses charged to the allowance                       (1,940)     (3,104)      (2,820)
Balance at December 31                             $   4,400   $   3,400    $   3,050

        In the ordinary course of business, UBI and its subsidiary bank has, and expects to have, transactions, including borrowings with its officers, directors, and their affiliates. Loans, net of participations sold, made to such borrowers are summarized as follows (in thousands):

Balance, December 31, 1992                                     $  6,805
Additions                                                           531
Repayments                                                         (757)
Other changes                                                    (4,335)
Balance, December 31, 1993                                     $  2,244

        The "Other changes" category are loans that were outstanding to directors and their related parties as of December 31, 1992, but who were no longer directors at December 31, 1993.


6.  Premises and Equipment

        Premises and equipment are summarized as follows (in thousands):

                                                                 Accumulated     Book
At December 31, 1993                                  Cost      Depreciation     Value
Land                                                $   2,150     $     --     $   2,150
Building and improvements                              15,820        8,288         7,532
Furniture and equipment                                 5,804        3,362         2,442
                                                    $  23,774     $ 11,650     $  12,124

                                         -A16-

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


6.  Premises and Equipment (Continued)

                                                                 Accumulated     Book
At December 31, 1992                                  Cost      Depreciation     Value
Land                                                $   2,150     $     --     $   2,150
Building and improvements                              14,702        7,528         7,174
Furniture and equipment                                 6,170        3,604         2,566
                                                    $  23,022     $ 11,132     $  11,890

Depreciation expense amounted to $1,355,000 in 1993, $1,175,000 in 1992 and $1,058,000 in 1991.


7.  Short-term Borrowings

        Short-term borrowings of UBI consist of the following (in thousands):

                                                                      At December 31,
                                                                    1993          1992
Demand note collateralized by stock of UNB at
  lender's prime rate of 5.50% at December 31, 1993
  and 6.00% at December 31, 1992                                  $     --      $     --

Treasury tax and loan demand note collateralized
  by pledged U.S. Treasury securities                                4,034         3,627
                                                                  $  4,034      $  3,627

8.  FHLB Advances

        Federal Home Loan Bank (FHLB) advances outstanding at December 31, 1993, for UBI are detailed below. The advances provide one of many funding alternatives that are used by UBI in its asset/liability management process for acquiring funds to meet customer loan needs and as a source of funds for other asset/liability strategies. One FHLB advance for $15,000,000 maturing March 23, 1994, is tied to the 1-month floating LIBOR rate minus 20 basis points. All other FHLB advances are at a fixed rate to maturity. Maturities and weighted average rates of the FHLB advances are as follows (in thousands):

                                                        Year        Rate     Amount
                                                        1994        3.10       15,400
                                                        1995        6.00        1,500
                                                                    3.36%   $  16,900

9.  Long-term Borrowings

        At December 31, 1993, and 1992, UBI had a note payable to Harris Bank for $8,000,000 and $10,000,000 respectively at a fixed rate of 8.28% until March 31, 1995. After this date the rate will float at Harris Bank's base rate. The note is collateralized by stock of UNB. Principal payments of $500,000 per quarter began on March 31, 1993, with final payment due on December 31, 1997. Interest is payable quarterly. Proceeds of the note payable were used to pay off short-term borrowings of UBI at Harris Bank and for the purchase of $8,200,000 of stock in UNB.
                                         -A17-

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


9.  Long-term Borrowings (Continued)

        The note payable agreement with Harris Bank contains a restriction on the amount of dividends that UBI can declare or pay during any one calendar year without the prior written consent of Harris Bank. Dividends declared or paid may not exceed 25% of consolidated net income for the calendar year.

        Other restrictions to UBI call for a minimum capital level of $31,500,000 through December 30, 1992, and consolidated nonperforming assets not exceed 3% of consolidated tangible assets. On December 31, 1992, and on the last day of each calendar year thereafter the required minimum capital level will increase by 50% of consolidated net income for the year then ended. Maturities of this note payable are as follows (in thousands):

                                                                     Remaining
                                                                  Maturities for:
                                                                1994            2,000
                                                                1995            2,000
                                                                1996            2,000
                                                                1997            2,000
                                                                            $   8,000

10.  Income Taxes

        Applicable income taxes include deferred income taxes arising primarily from differences between financial and tax reporting of the provision for loan losses, depreciation, and loan fees. The consolidated provisions for income taxes applicable to net income are as follows (in thousands):

                                                        Years ended December 31,
                                                     1993         1992       1991
Current:     Federal                               $   2,340    $  1,617   $   1,195
             State                                       649         496         349
              Total                                    2,989       2,113       1,544

Deferred:    Federal                                    (801)       (348)        (97)
             State                                      (138)        (50)        (35)
              Total                                     (939)       (398)       (132)
Total income tax expense                           $   2,050    $  1,715   $   1,412

             The table at the top of the following page is a summary of the source of differences between income tax expense and income taxes computed at the statutory federal income tax rate of 34% (in thousands):
                                         -A18-

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


10.  Income Taxes (Continued)

                                                         Years ended December 31,
                                                      1993         1992        1991
Normal tax on income before
 income tax expense                                  $ 2,462     $  2,045    $  1,671
State income tax, net of federal
 income tax benefit                                      337          294         207
Tax benefit from interest on
 tax-exempt securities and loans                        (789)        (763)       (707)
Non-deductible interest for
 carrying tax-exempt securities                           68           79         107
Other                                                    (28)          60         134
  Income tax expense                                 $ 2,050     $  1,715    $  1,412

        Deferred income taxes arise from temporary differences in the recognition of revenues, expenses, and tax credits for tax and financial reporting purposes.

        Cumulative temporary differences resulted in a net deferred income tax asset of $339,000 at December 31, 1993. The gross deferred tax asset and the gross deferred tax liability are included in other assets and other liabilities respectively in the
1993 Consolidated Statement of Condition.   At December 31, 1992,
a $514,000 net deferred tax liability is included in other liabilities in the Consolidated Statement of Condition. Deferred tax liabilities (assets) are comprised of the following (in thousands):

At December 31,                                                   1993
Depreciation expense                                             $   862
Discount accretion                                                    42
FHLB stock dividends                                                 323
        Gross deferred tax liability                               1,227

Provision for loan losses                                         (1,159)
Deferred loan fees                                                  (354)
Other                                                                (53)
        Gross deferred tax asset                                  (1,566)

Net deferred tax asset                                           $  (339)

        For the years ended December 31, 1992, and 1991, deferred income tax expense (benefit) results from timing differences in the recognition of revenue and expense for income tax and financial reporting purposes. The sources of these differences and the related tax effects are as follows:

                                                                     Years ended
                                                                    December 31,
                                                                   1992       1991
Provision for loan losses                                         $ (411)    $  (214)
Depreciation expense                                                 (79)       (111)
Discount accretion                                                    (3)          1
Deferred loan fees                                                    25         (39)
FHLB stock dividends                                                  65         238
Other                                                                  5          (7)
        Total deferred taxes (benefit)                            $ (398)    $  (132)

                                         -A19-

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


11.  Financial Instruments with Off-Balance-Sheet Risk

        UBI is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

        UBI's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. UBI uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

        Financial instruments whose contract amounts represent credit risk at December 31, 1993, and 1992, include (in thousands):

                                                                              At December 31,
                                                                          1993             1992
                Commitments to extend credit:
                  Credit card lines                                        $208,695        $234,470
                  Standby letters of credit                                   2,191           2,921
                  Other loan commitments                                     50,384           4,132

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. UBI evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by UBI upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

        Standby letters of credit are a conditional commitment issued by UBI to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Credit card lines represent the unused portion of many different customers that have credit card loans.

        UBI grants agribusiness, commercial, individual, bankcard, and residential loans to customers throughout the State of Kansas and bankcard loans in the states of Nebraska, Mississippi, and Louisiana. UBI has a diversified loan portfolio, without what it considers undue concentration in any one economic sector.
                                         -A20-

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


12.  Dividend Availability

        Approval of the Comptroller of the Currency is required if total dividends declared by a national bank in any calendar year exceed the bank's net profits for that year combined with its retained profits for the preceding two years. At December 31, 1993, dividends of approximately $7,839,000 were available from the bank subsidiary without such approval.


13.  Retirement Plan

        UBI's bank subsidiary has an employee thrift plan covering substantially all of its employees after one year of service. Contributions are made based on a percentage of each participant's contribution. The total expense for the years ended December 31, 1993, 1992, and 1991, amounted to $201,000 ,$184,000, and $176,000 respectively.


14.  Net Income per Share

        Net income per share is computed by dividing net income by the weighted average number of shares of stock outstanding during the year. The weighted average number of shares was 350,690 in 1993, 350,190 in 1992 and 349,109 in 1991.

15.  Supplementary Income Statement Information

        Items included on the Consolidated Statement of Income under the captions of other income and other expense which exceed one percent of gross income are as follows (in thousands):

                                                        Years ended December 31,
                                                      1993        1992        1991
Other income:
  Bankcard fees                                     $  2,979    $  3,004    $  3,134
  Service charges                                      2,452       2,271       2,462
  Trust fees                                           1,352       1,188       1,095
  Security gains                                          20         359         212
  Other                                                1,101       1,101       1,458
                                                    $  7,904    $  7,923    $  8,361

Other expense:
  Salaries and benefits                            $  10,119  $    9,597  $    9,359
  Bankcard fees                                        2,137       2,024       1,978
  Data processing                                      1,159       1,385       1,368
  Equipment                                            1,621       1,395       1,305
  Occupancy, net of revenues of
    $432, $437 and $465                                1,353       1,311       1,561
  Postage                                                626         673         710
  Marketing                                              421         862         599
  Supplies                                               818         935         883
  Amortization of purchase premium                       364         486         642
  FDIC insurance                                       1,034       1,097         997
  Other                                                2,511       2,801       2,750
                                                   $  22,163  $   22,566  $   22,152

                                         -A21-

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


16.  Disclosures About Fair Value of Financial Instruments

        The estimated fair values of UNB's financial instruments are as follows (in thousands):

                                                                     At December 31,
                                                             1993                      1992
                                                      Book          Fair         Book         Fair
                                                      Value         Value        Value        Value
Financial assets:
        Cash and short-term investments             $  26,819    $    26,819  $   50,556   $   50,556
        Investment securities                         190,901        194,872     197,532      201,965
        Trading account assets                             --             --         245          245
        Loans, net                                    291,049        294,517     277,278      280,702


Financial liabilities:
        Deposits                                      433,816        437,603     475,627      480,867
        Short-term borrowings                          28,527         28,527      20,750       20,750
        FHLB advances                                  16,900         16,928       2,300        2,330
        Long-term debt                                  8,000          8,258      10,000       10,131

        The item for "unrecognized financial instruments" was not presented in the above table due to the amount of fees from commitments to extend credit being insignificant in amount.


17.  Parent Company Only Financial Statements

Union Bancshares, Inc.
Statement of Condition (Parent Only)
(In thousands)

                                                               At December 31,
                                                        1993                   1992
Assets
Cash                                                  $  1,328              $   1,314
Loans, net                                                  --                    304
Investment in subsidiaries                              47,910                 44,845
Other assets                                                 6                      9
        Total assets                                  $ 49,244              $  46,472

Liabilities and Stockholders' Equity
Short-term borrowings                                 $     20              $      70
Long-term borrowings                                     8,000                 10,000
Other liabilities                                          408                    182
  Total liabilities                                      8,428                 10,252

Common stock, Class A, par value
  $10 per share; 1,000,000 shares
  authorized, 350,690 shares outstanding                 3,507                  3,507
Capital surplus                                          3,527                  3,527
Retained earnings                                       33,782                 29,186
  Total stockholders' equity                            40,816                 36,220
        Total liabilities and
          stockholders' equity                        $ 49,244              $  46,472

                                         -A22-

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


17.  Parent Company Only Financial Statements (Continued)

Union Bancshares, Inc.
Statement of Income (Parent Only)
(In thousands)

                                                        Years ended December 31,
                                                      1993         1992        1991
Income:
  Dividends from subsidiaries                        $ 3,000     $  2,500    $ 1,570
  Interest income                                         40           53         45
    Total income                                       3,040        2,553      1,615

Expenses:
  Interest expense                                       776          819        210
  Other expense                                          569          397        318
    Total expenses                                     1,345        1,216        528

Income before income tax benefit
 and equity in undistributed
 net income of subsidiaries                            1,695        1,337      1,087

Income tax benefit                                       443          409        127

Income before equity in undistributed
 net income of subsidiaries                            2,138        1,746      1,214

Equity in undistributed net
  income of subsidiaries                               3,054        2,554      2,288

Net income                                           $ 5,192     $  4,300    $3,502






























Note: Parent company only Statement of Stockholders' Equity is the same as the Consolidated Statement of Stockholders' Equity.

                                         -A23-

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


17.  Parent Company Only Financial Statements (Continued)

Union Bancshares, Inc.
Statement of Cash Flows (Parent Only)
(In thousands)
                                                                     Years ended December 31,
                                                                   1993        1992       1991
Cash flows from operating activities:
  Net income                                                     $  5,192    $ 4,300    $  3,502
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Equity in undistributed earnings
          of subsidiaries                                          (3,054)    (2,554)     (2,288)
      Decrease in other assets                                          2         --          32
      Increase (decrease) in other liabilities                        226       (197)        116

        Net cash provided by operating activities                   2,366      1,549       1,362

Cash flows from investing activities:
  Net decrease in loans                                               304        127          18

        Net cash provided by investing activities                     304        127          18

Cash flows from financial activities:
  Net decrease in short-term borrowings                               (50)        --      (2,700)
  (Decrease) increase in long-term borrowings                      (2,000)        --      10,000
  Issuance of common stock                                             --         35          25
  Purchase of UNB stock                                                --         --      (8,200)
  Purchase of UBI Financial Services stock                            (10)        --          --
  Cash dividends paid                                                (596)      (596)       (419)

        Net cash used by financing activities                      (2,656)      (561)     (1,294)

Net increase in cash                                                   14      1,115          86

Cash at Beginning of year                                           1,314        199         113

Cash at end of year                                              $  1,328    $ 1,314    $    199

                                         -A24-

                                   THIS PAGE LEFT BLANK INTENTIONALLY



                                         -A25-

Union Bancshares, Inc. and Subsidiaries
Independent Auditor's Report

ALLEN, GIBBS & HOULIK, L.C.
Certified Public Accountants & Consultants
Epic Center, 301 N. Main, Suite 1700
Wichita, Kansas 67202-4868
(316) 267-7231,  Fax (316) 267-0339




                                    REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Union Bancshares, Inc.

We have audited the consolidated statement of condition of Union Bancshares, Inc. and Subsidiaries as of December 31, 1993, and the related consolidated statements of income, stockholders' equity and cash flows for the period then ended, and the separate financial statements of Union Bancshares, Inc., which are included in Note 17 to the consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Union Bancshares, Inc. and Subsidiaries and Union Bancshares, Inc. as of December 31, 1993, and the results of their respective operations and their respective cash flows for the period ended December 31, 1993, in conformity with generally accepted accounting principles.




                                        /S/ Allen, Gibbs & Houlik, L.C.

Wichita, Kansas
January 28, 1993




AGH Member: The McGladrey Network and RSM International
                                         -A26-

Union Bancshares, Inc. and Subsidiaries
Independent Auditor's Report

Coopers                                 certified public accountants
&Lybrand





                                    REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
Union Bancshares, Inc.

We have audited the consolidated statement of condition of Union Bancshares, Inc. and Subsidiaries as of December 31, 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1992, and the separate financial statements of Union Bancshares, Inc., which are included in Note 17 to the consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Union Bancshares, Inc. and Subsidiaries and Union Bancshares, Inc. as of December 31, 1992, and the results of their respective operations and their respective cash flows for each of the two years in the period ended December 31, 1992, in conformity with generally accepted accounting principles.




                                        /S/ Coopers & Lybrand


Omaha, Nebraska
January 29, 1993

                                         -A27-
PAGE

Union Bancshares, Inc. and Subsidiaries

Management's Report on Financial Statements and Internal Accounting
Control

        The financial statements, management's discussion and analysis, and statistical data of UBI and subsidiaries contained herein have been prepared in conformity with generally accepted accounting principles at the direction of management, which has the responsibility for these representations. In preparing the financial information, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being accounted for and is cognizant of the materiality of those events and transactions.

        In meeting its responsibility for the reliability of the financial statements, management depends on UBI's system of internal accounting control. This system is designed to provide reasonable assurance that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles and that assets are safeguarded. Such a system includes the communication of policies and procedures to appropriate personnel, the careful selection and training of qualified personnel, the assignment of authority and responsibility, the accountability for performance, and a strong program of internal audits. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting control should not exceed the benefits expected to be derived and that the evaluation of those factors requires estimates and judgments by management.

        Management has confidence that the internal accounting controls currently in place, along with its strong audit programs, provide reasonable assurance that the financial statements presented herein and transactions underlying such statements are in accordance with management's authorization and generally accepted accounting principles.
                                         -A28-
PAGE

Union Bancshares, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
Results of Operations

        For 1993, UBI's net income was $5,192,000, up 20.7% from the $4,300,000 earned in 1992. The earnings for 1993 produced a return on average assets of .97% compared to .79% the prior year. The return on average equity of 13.50% was up from the 12.45% of the preceding year.

        The increase in earnings was the result of a higher net interest margin, a lower loan loss provision and lower expenses. The improvement in the net interest margin was the result of liabilities repricing faster than assets in a lowering interest rate environment in 1993. In the fourth quarter the margin leveled out. Management does not see continued improvement in the margin in 1994 as liabilities have appeared to reach a low, while asset rates are still falling. The change in the asset mix of the balance sheet also contributed to the improved margin in 1993. Management anticipates a continued change in the mix of assets during 1994 as more assets are deployed to loans from investments. This should further help the margin in 1994. Overall, management anticipates the net interest margin to be flat in 1994.

        The reduction in the loan loss provision was directly related to the lowest net charge-off level (.50% of average loans) since 1982. While management believes its systems for monitoring, reviewing and analyzing credits contributed to this low number, it also believes an improved economic environment assisted in holding this number down. Management believes that this number will continue to remain low in 1994.

        Expenses in 1993 were down from 1992 levels, almost to 1991 levels. This resulted from reduced marketing expenditures, data processing expenses, supply costs and other overhead expenses. A change in UBI's advertising agency and marketing programs helped in reducing marketing expenses for 1993. Management anticipates marketing costs to be up in 1994 from new marketing programs being implemented during 1994. Data processing expenses were down in 1993 as the result of reduced data processing projects. This savings was offset somewhat by increased equipment costs from new systems. These systems are reducing supply costs and helping to position UBI for greater expansion of business without major staff additions.

        Management anticipates slight increases in other expenses for 1994 as UBI looks to have additional system requirements to meet the demand for products and services of its customers. It also anticipates further pressure on expenses from increased regulatory burdens and the potential for increased employee benefit costs from health care reform.
                                         -A29-

Union Bancshares, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

        On October 13, 1993, UBI announced the execution of a merger agreement between UBI, UNB and First Community. Under the merger agreement, First Community will be merged with UNB and each outstanding share of First Community common stock will be converted into $35.00 in cash. The total cost of the transaction is $12,646,520. First Community, with total assets of $156,382,000 at December 31, 1993, offers full service banking from three branches located in Winfield, Arkansas City and Derby, Kansas.

        First Community brings new markets and product offerings to UNB. It has a very strong mortgage banking business that UNB can utilize in its Sedgwick and Reno County markets. UNB will be able to take its commercial and consumer products to the markets served by First Community. Management perceives this as a positive benefit to customers of both institutions. Management believes that this will bring increased profitability to UNB through increased markets, increased sales of products and cost savings from operational efficiencies.

        In 1992, UBI earned $4,300,000, an increase of 22.8% over the $3,502,000 earned in 1991. This was a .79% return on average assets and a 12.45% return on average equity. This compares to a .63% return on average assets and a 11.59% return on average equity in 1991. The increased earnings in 1992 resulted from a higher net interest margin and some higher noninterest income levels. The net interest margin was up 8.8% in 1992 over 1991 due to increased volumes of earning assets and a change in the mix of assets from investments to loans.

        Net income for 1991 of $3,502,000 was up 21.4% over the $2,885,000 in 1990. Return on average assets was .63% in 1991 compared to .59% in 1990. Return on average equity was 11.59% compared to 10.25% in the prior year. An increase in the net interest margin of $21,352,000, or 13.8%, was the major contributor to the increased earnings. There were also some higher levels of noninterest income.

        In 1990 and 1991, UBI acquired certain assets and assumed certain liabilities of three failed savings and loan associations in transactions with the Resolution Trust Corporation (RTC). The liabilities assumed in these transactions consisted mainly of deposits, in particular, certificates of deposit. The assets acquired consisted primarily of performing 1-4 family mortgages. UBI's balance sheet increased by some $170 million from these acquisitions. While the impact to the balance sheet was considered significant, the resulting effect in the initial years to the income statement was not. The effect to the income statement has come over the past three years through the improved net interest margin as identified above and back room operational efficiencies.
                                         -A30-
PAGE

Union Bancshares, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The improved margin is the result of repricing of liabilities and the change in the asset mix from investments to loans.

        Management anticipates 1994 to be a very competitive year. Margins will continue to flatten causing management to rely on further deployment of investment assets to loan assets to maintain margins. Management will look to increased sales of products and services in 1994 to improve earnings over 1993. They will also continue to look for technological improvements and efficiencies to take on additional volumes at current costs or to reduce costs where applicable.

        Management has implemented the new rules on marking to market of securities under FAS 115. It is management's belief that there will not be any major impact to UBI's balance sheet or income statement from this change in accounting procedure. Management is also trying to assess what, if any, effect health care reform may have on earnings in 1994. It cannot be determined at this time what the effect will be, but management believes it will have a negative impact on earnings as costs will most likely increase. Management also has under review various other regulatory issues.
It is too early to determine the effect these pending issues might have on UBI and/or its bank subsidiary, UNB.

        Management continues to look for acquisition opportunities in South Central Kansas. Management believes growth through acquisition will help provide future shareholder value and assist in meeting competition through cost efficiencies.

        The significant elements of income and expense affecting net income are detailed separately and in greater detail in the ensuing analyses.
                                         -A31-
PAGE

Union Bancshares, Inc. and Subsidiaries

Consolidated Statement of Condition - Average Balances and Interest
Rates
(Tax-equivalent basis in thousands of dollars)

Year Ended December 31,                                                       1993
                                                                             Interest
                                                                Average       Income/     Average
                                                                Balance       Expense      Rates
Assets
Loans (1)(2)                                                  $   284,565    $  27,197      9.56%
Investment securities:
  Taxable                                                         159,120        9,038      5.68
  Nontaxable (2)                                                   39,070        3,486      8.92
Trading account securities                                             50            3      6.59
Federal funds sold and securities
  purchased under resale agreements                                 3,734          113      3.01
        Total earning assets                                      486,539       39,837      8.19

Cash and due from banks                                            31,353
Premises and equipment                                             11,983
Other assets                                                       11,588
Allowance for loan losses                                          (4,019)
        Total assets                                          $   537,444



Liabilities & Stockholders' Equity
Interest-bearing demand deposits                              $    75,234        1,579      2.10
Interest-bearing savings deposits                                 111,182        2,581      2.32
Interest-bearing time deposits under $100,000                     168,883        8,289      4.91
Interest-bearing time deposits over $100,000                        9,347          359      3.84
Federal funds purchased and securities
  sold under agreements to repurchase                              22,792          581      2.55
Other short-term borrowings                                         2,841           80      2.82
FHLB advances                                                      13,826          477      3.45
Long-term borrowings                                                9,154          776      8.48
Capital notes                                                          --           --        --
        Total costing liabilities                                 413,259       14,722      3.56
Noninterest-bearing demand                                         79,718
Other liabilities                                                   6,010
        Total liabilities                                         498,987
Stockholders' equity                                               38,457
        Total liabilities and
          stockholders' equity                                $   537,444

Interest spread                                                              $  25,115      4.63%

Net interest income                                                                         5.16%


(1) Includes nonaccrual loans at principal amount outstanding.
    Interest on loans includes loan fees of $739 in 1993, $566 in 1992, and $412 in
1991.

(2) Income and rates are calculated using a marginal federal tax rate of 34%.

                                         -A32-
PAGE

Union Bancshares, Inc. and Subsidiaries

Consolidated Statement of Condition - Average Balances and Interest
Rates

                      1992                                                    1991
                      Interest                                               Interest
         Average       Income\     Average                      Average       Income/     Average
         Balance       Expense      Rates                       Balance       Expense      Rates

        $  276,233    $  28,559     10.34%                    $   264,924    $  30,102     11.36%

           171,990       11,536      6.71                         186,773       15,024      8.04
            34,194        3,352      9.80                          28,448        2,914     10.24
               121            9      7.32                             325           30      9.33

            12,793          445      3.48                          22,838        1,355      5.93
           495,331       43,901      8.86                         503,308       49,425      9.82

            33,897                                                 34,409
            11,502                                                 10,052
            11,147                                                 13,830
            (4,128)                                                (2,781)
        $  547,749                                            $   558,818




        $   71,804        2,141      2.98                     $    62,649        2,762      4.41
           107,330        3,514      3.27                          97,353        4,762      4.89
           196,188       11,317      5.77                         224,629       15,732      7.00
            22,778          999      4.39                          33,679        2,087      6.20

            17,717          557      3.14                          24,150        1,277      5.29
             2,562           86      3.35                           5,878          369      6.28
             1,361           77      5.66                              --           --        --
            10,000          819      8.19                              55            4      6.50
                --           --        --                             454           42      9.20
           429,740       19,510      4.54                         448,847       27,035      6.02
            77,544                                                 72,601
             5,936                                                  7,152
           513,220                                                528,600
            34,529                                                 30,218

        $547,749                                              $   558,818

                      $24,391        4.32%                                   $  22,390      3.80%

                                     4.92%                                                  4.45%



                                         -A33-

Union Bancshares, Inc. and Subsidiaries


Analysis of Net Interest Income

        Net interest income, the most significant element of UBI's earnings, represents the difference between the interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. For purposes of the analysis below, net interest income is adjusted to convert tax-exempt income to a fully taxable equivalent basis. This adjustment does not affect net income since a statement of income prepared on a taxable equivalent basis includes an offsetting amount in income tax expense.

The following table reflects net interest income on a taxable equivalent basis (1) for the years 1991 to 1993 (in thousands):

                                                         Net Interest Income
                                                                                 Change
                                         1993        1992       1991       1993/92      1992/91
Interest income                        $  38,635   $  42,737   $  48,387  $  (4,102)  $  (5,650)
Taxable equivalent adjustment              1,202       1,164       1,038         38         126
Interest income--
  tax-equivalent basis (1)                39,837      43,901      49,425     (4,064)     (5,524)
Interest expense                          14,722      19,510      27,035     (4,788)     (7,525)
Net interest income (1)                $  25,115   $  24,391   $  22,390  $     724   $   2,001

Average earning assets                  $486,539    $495,331    $503,308    $(8,792)    $(7,977)
Net interest income on
 average earning assets (1)                 5.16%       4.92%       4.45%       .24%        .47%

(1) Tax-equivalent basis is calculated using a marginal federal tax rate of 34%.

        On a tax-equivalent basis, net interest income for 1993 was $25,115,000, representing an increase over the previous year of $724,000 or 3.0%. The improvement in net interest income was the result of an increase in interest rate spreads and the mix of earning assets. Average loans in 1993 totaled $284,565,000, an increase of $8,332,000, or 3.0%, over the prior year. This increase contributed to the improved margin, in addition to the interest costing liabilities repriced faster in 1993 at lower rates than did interest earning assets.

        Interest expense in 1993 decreased by $4,788,000, or 24.5%, from 1992. This decrease was due mainly from lower rates paid on deposits. Average interest costing liabilities were $413,259,000 representing a decrease of $16,481,000, or 3.8%, below 1992. Average time deposits less than $100,000 fell $27,305,000, or 13.9%, in the current year.

        In 1992, net interest income increased 8.9% over 1991. This increase was primarily the result of an improvement in the mix of interest earning assets. Lower yielding investments were replaced with higher yielding loans.
                                         -A34-
PAGE

                                   THIS PAGE LEFT BLANK INTENTIONALLY



                                         -A35-
PAGE

Union Bancshares, Inc. and Subsidiaries


Changes in Tax-equivalent Net Interest Income


        The following table analyzes the increase in taxable equivalent net interest income in terms of the respective amounts attributable to changes in interest rates, changes in average balances, and changes in both rates and balances.

(In thousands)
                                                                    1993  vs.  1992
                                                                      Change attributable to
                                                       Total                                Rate/
                                                      Change       Rate        Volume      Volume
Increase <decrease> in:
 Interest income:
  Loans (1)                                         $  (1,362)   $ (2,159)   $      862    $   (65)
  Investment securities:
    Taxable                                            (2,498)     (1,767)         (863)       132
    Nontaxable (1)                                        134        (301)          478        (43)
  Trading account securities (1)                           (6)         (1)           (5)        --
  Federal funds sold and securities
    purchased under resale agreements                    (332)        (59)         (315)        42
        Total                                          (4,064)     (4,287)          157         66


 Interest expense:
  Interest-bearing demand deposits                       (562)       (634)          102        (30)
  Interest-bearing savings deposits                      (933)     (1,022)          126        (37)
  Interest-bearing time deposits
    under $100,000                                     (3,028)     (1,688)       (1,575)       235
  Interest-bearing time deposits
    over $100,000                                        (640)       (124)         (589)        73
  Federal funds purchased and securities
    sold under agreements to repurchase                    24        (105)          159        (30)
  Other short-term borrowings                              (6)        (14)            9         (1)
  FHLB advances                                           400         (30)          705       (275)
  Long-term borrowings                                    (43)         28           (69)        (2)
  Capital notes                                            --          --            --         --
        Total                                          (4,788)     (3,589)       (1,132)       (67)

        Increase in net interest income             $     724    $   (698)   $    1,289    $   133





















(1) Tax-equivalent basis is calculated using a marginal federal tax rate of 34%.

                                         -A36-
PAGE

Union Bancshares, Inc. and Subsidiaries







                                          1992  vs.  1991
                                            Change attributable to
                            Total                                 Rate/
                           Change        Rate       Volume       Volume

                          $  (1,543)   $ (2,712)   $   1,285    $  (116)

                             (3,489)     (2,497)      (1,189)       197
                                439        (124)         588        (25)
                                (21)         (6)         (19)         4

                               (910)       (561)        (596)       247
                             (5,524)     (5,900)          69        307



                               (621)       (894)         404       (131)
                             (1,248)     (1,575)         488       (161)

                             (4,415)     (2,774)      (1,992)       351

                             (1,088)       (610)        (675)       197

                               (720)       (518)        (340)       138
                               (283)       (172)        (208)        97
                                 77          --           --         77
                                815           1          646        168
                                (42)        (42)         (42)        42
                             (7,525)     (6,584)      (1,719)       778

                          $   2,001    $    684    $   1,788    $  (471)

                                         -A37-
PAGE

Union Bancshares, Inc. and Subsidiaries


Analysis of Noninterest Income

        Noninterest income in 1993 was $7,904,000, representing a decrease of $19,000, or .2%, under the preceding year. The largest decrease came from the security gains category which decreased $339,000 from 1992. This was due to the 1992 sale of collateralized mortgage obligations discussed in the next paragraph. Increases in service charges and trust fees categories for 1993 helped offset the decreases in noninterest income caused by the security gains category. All other categories remained relatively unchanged.

        Noninterest income in 1992 was $7,923,000, representing a decrease of $438,000, or 5.2%, under the preceding year. This decrease resulted primarily from other income. In 1991 and 1990 there were items of income received from the RTC in the settlement of the acquisition transactions of failed savings and loans from the RTC that did not repeat themselves in 1992. Bankcard fees and service charges were also down in 1992 due to changes in customer uses of these services. During 1992, UNB sold collateralized mortgage obligations because of accelerated repayments and small principal sums remaining in certain issues. This accounted for almost all of the investment sales in 1992, and the security gains noted in the table below. The total par value sold represented approximately 6.6% of the entire investment portfolio. All other categories remained relatively unchanged.

        Each major category of noninterest income is analyzed in the following table (in thousands):

                                                          Noninterest Income
                                                                               Percent Change
                                          1993        1992        1991       1993/92    1992/91
Bankcard fees                            $  2,979    $  3,004    $  3,134       (.8)%      (4.1)%
Service charges                             2,452       2,271       2,462       8.0        (7.7)
Trust fees                                  1,352       1,188       1,095      13.8         8.5
Security gains                                 20         359         212     (94.4)       69.3
Other                                       1,101       1,101       1,458       0.0       (24.5)
  Total noninterest income               $  7,904    $  7,923    $  8,361       (.2)%      (5.2)%

Analysis of Noninterest Expense

        Noninterest expense in 1993 totaled $22,163,000, a decrease of $403,000, or 1.8%, under 1992. The largest decrease in noninterest expense occurred in marketing expenses. In 1992 there was extensive media advertising that took place that did not occur in 1993. Several other noninterest expense categories decreased in 1993 due to efforts to control costs in UBI. The largest dollar increase in noninterest expense came from salaries and benefits expenses. The increase of $522,000 was due to normal salary and benefits increases.
                                         -A38-
PAGE

Union Bancshares, Inc. and Subsidiaries

        Noninterest expense in 1992 totaled $22,566,000, an increase of $414,000, or 1.9%, over 1991. This increase was significantly less than the increase from 1990 to 1991. There were various increases and decreases in the expense categories resulting in the small 1.9% increase overall. Management continues to look for ways to cut costs.

        Each major category of noninterest expense is detailed in the following table (in thousands):

                                                                Noninterest Expense
                                                                                     Percent Change
                                                1993        1992         1991      1993/92     1992/91
Salaries and benefits                        $  10,119    $  9,597    $   9,359       5.4%        2.5%
Bankcard fees                                    2,137       2,024        1,978       5.6         2.3
Data processing                                  1,159       1,385        1,368     (16.3)        1.2
Equipment                                        1,621       1,395        1,305      16.2         6.9
Occupancy, net of revenues of
  $432, $437 and $465                            1,353       1,311        1,561       3.2       (16.0)
Postage                                            626         673          710      (7.0)       (5.2)
Marketing                                          421         862          599     (51.2)       43.9
Supplies                                           818         935          883     (12.5)        5.9
Amortization of purchase premium                   364         486          642     (25.1)      (24.3)
FDIC insurance                                   1,034       1,097          997      (5.7)       10.0
Other                                            2,511       2,801        2,750     (10.4)        1.8
  Total noninterest expense                  $  22,163    $ 22,566    $  22,152      (1.8)%       1.9%

Analysis of Investment Securities


        The book value of investment securities at December 31, 1993, 1992, and 1991, is presented below (in thousands):

                                                                      Investment Securities
                                                               1993          1992          1991
U.S. Treasury securities                                    $   24,500    $   29,177    $    41,115
U.S. government corporations
  and agencies                                                  85,899        63,091         30,868
Obligations of states and
  political subdivisions                                        42,555        37,072         34,383
Corporate securities                                             4,107         6,710          8,285
Mortgage-backed securities                                      28,126        50,246         89,425
Other investments                                                5,714        11,236          4,961
        Total                                               $  190,901    $  197,532    $   209,037

                                         -A39-
PAGE

Union Bancshares, Inc. and Subsidiaries

        It is the initial intent of UBI to hold securities to maturity. It may, from time to time, sell securities for reasons as defined in Note 1, page A-9 (Investment and Trading Account Securities) of the Notes to Consolidated Financial Statements.

        Except for total U.S. Treasury and U.S. Agency Obligations, no investment in a single issuer exceeds 10% of stockholders' equity.

        State and municipal securities make up approximately 22.3% of the total investment portfolio. UNB's investment policy states that out-of-state municipal securities purchased shall have an A rating or better by either Standard & Poor's or Moody's rating service or be approved by the Investment Committee if municipal securities with less than an A rating are considered. The quality ratings on Kansas municipal bonds shall be left to the investment officer.

        At December 31, 1993, $10,443,000, or 24.5%, of the state and municipal securities were nonrated with $6,833,000, or 65.4%, of the nonrated municipal securities being Kansas issues. The majority of the nonrated municipal securities are smaller bond issues that are not rated by Standard & Poors or Moody's but are considered to be of appropriate investment quality and actively traded in a liquid market.

        A complete breakout of the ratings for state and municipal securities at December 31, 1993, is shown below (in thousands):

                                           Book                   % of
                                           Value      Rating      Total
                                         $ 11,611      AAA          27.3%
                                            6,688      AA           15.7
                                           13,813      A            32.5
                                           10,443      NR           24.5
                                         $ 42,555                  100.0%

                                         -A40-
PAGE

Union Bancshares, Inc. and Subsidiaries

        The maturity distribution of UBI's investment securities at December 31, 1993, is presented below. In addition, the weighted average yield of each maturity range of 1993 is presented on a fully taxable equivalent basis.

                                            Maturity Distribution of Investment Securities
                                                            (In thousands)
                                                    After        After
                                                   One But     Five But
                                       Within      Within      Within         After
                                         One        Five          Ten          Ten
                                        Year        Years        Years        Years        Total
U.S. Treasury securities              $  13,065  $    11,435   $      --    $     --    $    24,500
U.S. government corporations
  and agencies                           20,431       63,969       1,499          --         85,899
Obligations of states and
  political subdivisions                  8,008       18,791      13,151       2,605         42,555
Corporate securities                      1,031        3,076          --          --          4,107
Mortgage-backed securities               12,226       15,685         215          --         28,126
Other investments                            --           --          --       5,714          5,714
        Total                         $  54,761  $   112,956   $  14,865    $  8,319    $   190,901

Percent of total portfolio                   29%          59%          8%          4%           100%
Weighted average yield
  (fully taxable equivalent)               5.90%        5.54%       6.98%       6.91%          5.82%

Analysis of Loans

        Outstanding loans distinguished by selected categories at December 31 for each of the last five years, their maturities, and interest sensitivity of those loans categories at year-end December 31, 1993, are set forth in the following analyses (in thousands):

                                                          Loans by Category
At December 31,                       1993         1992         1991          1990         1989
Commercial, financial,
 and agricultural                  $   97,923   $    87,256   $   88,114   $   94,267   $    92,880
Installment                           101,866        89,572       70,679       58,239        67,327
Bankcard                               46,375        52,656       55,379       55,882        52,279
Lease financing                            --            --           --           --           143
Real estate:
  Construction                             --            --           --          562           138
  Mortgage                             47,523        50,500       60,438       67,431         8,986
Other                                   1,762           694        1,033          378           304
        Total                      $  295,449   $   280,678   $  275,643   $  276,759   $   222,057

                                         -A41
PAGE

Union Bancshares, Inc. and Subsidiaries

                                                            Maturity Distribution of Loans
                                                                    (In thousands)
                                                                 After
                                                                One But
                                                    Within      Within        After
                                                      One        Five         Five
At December 31, 1993                                 Year        Years        Years        Total
Commercial, financial,
 and agricultural                                 $  53,757   $    35,287   $   8,879   $    97,923
Installment                                          30,707        63,456       7,703       101,866
Bankcard                                                 --        46,375          --        46,375
Real estate:
  Mortgage                                            1,639         7,362      38,522        47,523
Other                                                 1,762            --          --         1,762
        Total                                     $  87,865   $   152,480   $  55,104   $   295,449


Loans with fixed interest rates                   $  27,869   $   106,017   $  26,072   $   159,958
Loans with floating interest rates                   59,996        46,463      29,032       135,491
        Total                                     $  87,865   $   152,480   $  55,104   $   295,449

        UBI has had a significant increase in installment loans starting in 1991 through 1993. UBI has been aggressively pursuing indirect dealer loan business during this period. UBI will continue to emphasize this area of the retail market in the future because of the potential to generate additional loan growth for UBI.

        UBI shows a significant increase in mortgage loans in 1990 from prior years. This increase is the result of acquisitions of two failed savings and loans during 1990 from the RTC. Prior to these acquisitions, UBI's bank subsidiary, UNB, began emphasizing home mortgage lending in the latter part of 1988. Prior to that time UNB did not actively promote mortgage loans.

        In 1988, when UNB began emphasizing mortgage loans, Sedgwick County, Kansas was defined as the market area. The acquisitions in 1990 expanded the mortgage lending market to Reno County, Kansas with a few loans in counties adjacent to Sedgwick and Reno counties. UNB continues to consider Sedgwick and Reno counties as its primary mortgage loan markets. The majority of these loans are 1-4 family residential mortgage loans. At December 31, 1993, approximately 55% are adjustable rate mortgages with the remaining 45% being fixed rate.
                                         -A42-
PAGE

Union Bancshares, Inc. and Subsidiaries


Analysis of Underperforming Assets

        UBI continues to place strong emphasis on the close monitoring of underperforming assets. It is UBI's policy to treat as underperforming assets (a) loans that are accounted for on a nonaccrual basis, (b) loans, the terms of which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, (c) other real estate, and (d) loans which are past due 90 days or more and still accruing interest.

        Underperforming assets at December 31, 1993, were $2,213,000, an increase of $156,000 from $2,057,000 at December 31, 1992. Nonaccrual loans decreased $402,000, while loans 90 days past due increased $530,000 over the prior year. At December 31, 1992, underperforming assets were $544,000 higher than the $1,513,000 reported at December 31, 1991. The increase at December 31, 1992, was not substantial and the level of underperforming assets to total loans and the allowance for loan losses remain at very acceptable levels. The decrease in 1991, was attributable to reduced levels of past due loans and charge-offs of loans classified as underperforming in 1990. All underperforming loans of $100,000 or more are specifically reviewed by management in analyzing the adequacy of the allowance for loan losses. This is discussed further on page A-10 under Allowance for Loan Losses.

        Loans are placed on nonaccrual status when principal or interest is due and has remained unpaid for 90 days or more unless the loan is well secured and/or in the process of collection.
Loans are also placed on nonaccrual status when there is reasonable doubt as to the ability of the borrower to pay interest or principal. At the time a loan is classified as nonaccrual, interest previously recorded but not collected is reversed. Interest payments received on such loans are generally recorded as a reduction in book value unless such book value is deemed to be collectible.

        Loans on which the accrual of interest has been discontinued amounted to $685,000 at December 31, 1993. If interest on these loans had been accrued, such income would have approximated $66,000 in 1993. No interest was recognized on these loans after transferring them to non-accrual status.

        Underperforming assets for five-year period ended December 31, 1993, are set forth in the following table (in thousands):

                                                        Underperforming Assets
                                          1993       1992        1991        1990        1989
Nonaccrual loans                        $    685   $   1,087   $     613   $  1,347    $  3,549
Past due loans
 (90 days or more)                         1,469         939         568        402         302
                                           2,154       2,026       1,181      1,749       3,851
Other real estate held                        59          31         332        803          43
        Total                           $  2,213   $   2,057   $   1,513   $  2,552    $  3,894

                                         -A43-
PAGE

Union Bancshares, Inc. and Subsidiaries


Analysis of Allowance for Loan Losses

        In the normal course of business, banks recognize that a relatively small percentage of the loans they make will eventually be charged off. These future charge-offs are currently provided for through the allowance for loan losses. Additions made to this allowance are charged to operating expenses under the provision for loan losses. Loans are charged against the allowance when they are deemed to be uncollectible. Recoveries are credited directly to the allowance.

        The required level for the allowance for loan losses is determined by management on the basis of a detailed review of the risk factors affecting the loan portfolio. In addition to evaluating the financial condition of individual borrowers, management assesses the entire portfolio as to past loan loss experience, volumes, mix and maturity, concentration of credit, prevailing economic conditions, both locally and nationally, and off-balance sheet risk. Management specifically reviews all underperforming assets of $100,000 or more for loan loss adequacy as well as for potential partial or complete charge-off. The results of these reviews along with the other above factors enable management to establish the allowance at a level considered adequate to absorb loan losses.

        At December 31, 1993, the allowance for loan losses was $4,400,000, or 1.49%, of outstanding loans. This compares with $3,400,000, or 1.21%, of outstanding loans reported at the end of 1992. The provision for loan losses totaled $2,412,000 in the current year, a decrease of $157,000 from the $2,569,000 reported a year earlier. Net charge-offs during 1993 amounted to $1,412,000, or .50%, of average net loans. This compares with net charge-offs of $2,219,000, or .80%, of average net loans for the preceding year.

        Based upon managements detailed review and analysis of the loan portfolio at December 31, 1993, the allowance for loan losses was set at a level of $4,400,000 as managements best estimate of the potential losses which might be present in the loan portfolio at that point in time. Management believes it is important to take a conservative approach in evaluating the risk profile of the company.
                                         -A44-
PAGE

Union Bancshares, Inc. and Subsidiaries

        The activity in the allowance for loan losses during each of the past five years is presented in the following analysis: (In thousands)

                                          1993        1992         1991        1990        1989
Total net loans at
 end of year                           $  295,449  $   280,678  $  275,643  $  276,759   $  222,057

Average of total net loans             $  284,565  $   276,233  $  264,924  $  251,448   $  223,908

Allowance for loan losses:
Balance at beginning of year             $  3,400     $  3,050    $ 2,800     $  2,750     $  2,695
Provision charged to expense                2,412        2,569      2,647        2,495        2,520
Charge-offs:
  Commercial, financial,
   and agricultural                            --        1,525        609          860          940
  Real estate                                  --           13          8           --           --
  Installment                                 832          700      1,251        1,004          724
  Bankcard                                  1,108          866        952          764        1,015
  Other                                        --           --         --           --            5
                                            1,940        3,104      2,820        2,628        2,684
Recoveries:
  Commercial, financial,
   and agricultural                           212          118        136           33           76
  Real estate                                  --           --         --           --           --
  Installment                                 165          676        190           76           40
  Bankcard                                    151           91         97           68          101
  Other                                        --           --         --            6            2
                                              528          885        423          183          219
Net charge-offs                             1,412        2,219      2,397        2,445        2,465
Balance at end of year                   $  4,400     $  3,400    $ 3,050     $  2,800     $  2,750

Net charge-offs to:
  Average net loans                           .50%         .80%       .90%         .97%        1.10%
  Provision for loan losses                 58.54%       86.38%     90.56%       98.00%       97.81%
Allowance for loan losses to:
  Year-end net loans                         1.49%        1.21%      1.11%        1.01%        1.24%
  Net charge-offs                            3.12x        1.53x      1.27x        1.15x        1.12x
  Underperforming assets                     1.99x        1.65x      2.02x        1.10x         .71x

                                         -A45-
PAGE

Union Bancshares, Inc. and Subsidiaries

        The following tables allocate UBI's allowance for loan losses in dollars and percentages among the various loan categories based upon managements review and analysis of the potential risk in the loan portfolio at year-end.

        Allocation of the allowance for loan losses between loan categories is shown in the following table (in thousands). This allocation is not fixed, and UBI considers the entire allowance available to absorb losses in any category.

                                                            At December 31,
                                          1993       1992        1991        1990        1989
Commercial, financial,
 and agricultural                       $  1,000   $   1,100   $   1,000   $  1,000    $  1,300
Real estate                                  100         100         100        150          --
Installment                                1,600       1,100         850        650         500
Bankcard                                   1,700       1,100       1,100      1,000         950
                                        $  4,400   $   3,400   $   3,050   $  2,800    $  2,750


        The following tables compare the percentage of loans in each loan category to total loans and the allocation of the allowance for loan losses by type expressed as a percentage of the total allowance for loan losses:

                                           Percent of loans in each category to total loans
                                                            At December 31,
                                          1993       1992        1991        1990        1989
Commercial, financial,
 and agricultural                          33.14%      31.09%      31.97%     34.06%      41.89%
Real estate                                16.08       17.99       21.93      24.57        4.11
Installment                                34.48       31.91       25.64      21.04       30.32
Bankcard                                   15.70       18.76       20.09      20.19       23.54
Other                                        .60         .25         .37        .14         .14
                                          100.00%     100.00%     100.00%    100.00%     100.00%




                                        Allocation of allowance for loan losses as a percentage
                                                  of total allowance for loan losses
                                                            At December 31,
                                          1993       1992        1991        1990        1989
Commercial, financial,
 and agricultural                          22.73%      32.35%      32.79%     35.71%      47.27%
Real estate                                 2.27        2.95        3.28       5.36        0.00
Installment                                36.36       32.35       27.87      23.22       18.18
Bankcard                                   38.64       32.35       36.06      35.71       34.55
                                          100.00%     100.00%     100.00%    100.00%     100.00%

                                         -A46-
PAGE

Union Bancshares, Inc. and Subsidiaries


Analysis of Deposits

        Deposits at December 31, 1993, were $433,816,000, representing a decrease of $41,811,000, or 8.8%, below 1992. On average for the year, deposits were $444,364,000, down $31,280,000 over 1992. Most of the decrease in deposits during 1993 occurred in time deposits. This decrease was the result of lower interest rates in 1993 and 1992, which has caused customers to look for alternative investments at higher yields outside the banking industry.

        The maturity of time deposits of $100,000 or more is set forth in the following table (in thousands):

                                                                         Maturities of Domestic
                                                                            Time Deposits of
                                                                            $100,000 or more
                                                                             At December 31,
                                                                            1993         1992
Three months or less                                                      $   4,102    $  7,398
Over three through six months                                                 1,369       2,766
Over six through twelve months                                                1,431       2,023
Over twelve months                                                            5,306       4,248
        Total                                                             $  12,208    $ 16,435

Analysis of Short-term Borrowings

        Information for each category of short-term borrowings for which the average balance outstanding for the period was at least
30 percent of stockholders' equity at the end of the period is presented below (in thousands):

                                                                     Short-term Borrowings
                                                                1993        1992         1991
Federal funds purchased:
  Outstanding at year-end                                     $ 12,543    $   5,357    $  8,123
  Average interest rate at year-end                               2.88%        3.00%       3.62%
  Average outstanding for the year                            $  9,946    $   6,694    $ 13,401
  Weighted average interest rate                                  2.81%        3.24%       5.58%
  Highest outstanding balance at any month-end                $ 17,237    $   7,148    $ 17,805

Securities sold under agreements to repurchase:
  Outstanding at year-end                                     $ 11,950    $  11,766    $ 11,568
  Average interest rate at year-end                               2.48%        2.58%       3.40%
  Average outstanding for the year                            $ 12,846    $  11,024    $ 11,109
  Weighted average interest rate                                  2.35%        3.08%       4.95%
  Highest outstanding balance at any month-end                $ 15,061    $  13,316    $ 14,903

FHLB advances:
  Outstanding at year-end                                     $ 16,900    $   2,300    $     --
  Average interest rate at year-end                               3.40%        5.76%         --
  Average outstanding for the year                            $ 13,826    $   1,361    $     --
  Weighted average interest rate                                  3.45%        5.66%         --
  Highest outstanding balance at any month-end                $ 17,300    $   2,400    $     --

                                         -A47-
PAGE

Union Bancshares, Inc. and Subsidiaries


Analysis of Capital Resources

        Stockholders' equity increased $4,596,000, or 12.7%, to $40,816,000 at December 31, 1993, from the $36,220,000 reported at
December 31, 1992.  The ratio of equity capital to total assets was
7.7 % at December 31, 1993, compared to 6.6% for the same period in 1992. This increase was the result of reinvested earnings, which amounted to $4,596,000, or 88.5%, of net income compared with $3,705,000, or 86.2%, of net income a year earlier. The dividend payout ratio of 11.5% is consistent with UBI's policy of maintaining an appropriate balance between earnings returned to stockholders in the form of dividends and earnings retained to provide internal capital growth.

        Risk-based capital guidelines established by the Federal Reserve Bank (FRB), UBI's primary regulator, started in 1991.
These guidelines began phase in on January 1, 1991, with final implementation on December 31, 1992. Under these guidelines, the FRB will monitor three ratios for capital levels. They are Tier I capital, Tier II capital and a Leverage ratio. Currently the FRB is requiring a minimum Tier I capital guideline of 4.00%, a Tier II capital guideline of 8.00%, and a Leverage ratio of 3.00%. At December 31, 1993, UBI had a 11.8% Tier I capital ratio, a 13.1% Tier II capital ratio, and a 7.4% Leverage ratio. All of UBI's capital ratios are above the regulatory guidelines and placed UBI in the "well capitalized" category currently defined by regulators. Well capitalized institutions are defined as those institutions having a Tier I capital level of 6.0%, a Tier II capital level of 10.0% and a Leverage ratio of 5.0%. This is the highest capital level category defined by regulators.

                                         -A48-
PAGE

Union Bancshares, Inc. and Subsidiaries


Analysis of Liquidity

        Liquidity for UBI's bank subsidiary, UNB, is represented by UNB's ability to generate a continuing stream of funds to satisfy its financial needs and the credit and deposit demands of its customers. Liquidity and interest sensitivity are managed in a coordinated asset/liability management program within the bank.

        Asset liquidity is derived from loan repayments and scheduled maturities of loans and other assets, primarily investment securities. At December 31, 1993, loan repayments and scheduled loan maturities within one year or less totaled $86,142,000. At December 31, 1993, investment securities, federal funds sold, FHLB overnight deposits, securities purchased under resale agreements and other investments, all of which are maturing within one year or less, totaled $54,761,000. These short-term investment funds equaled 11.3% of aggregate interest-earning assets. This liquidity provides UNB with a substantial capacity to fund customers' new credit demands, internal financial needs, deposit payouts and to take advantage of other attractive market conditions as they arise.

        On the liability side, the most significant sources of liquidity for UNB consist of customers' new savings and time deposits under $100,000 and the renewal of customers' maturing deposits. Other sources of liquidity include customers' certificates of deposit of $100,000 or more, FHLB advances, and the purchase of federal funds and securities sold under agreements to repurchase.

        UBI relies on dividends and tax benefit payments from its subsidiaries and borrowings from unaffiliated banks to generate cash flow. Federal regulations restrict the payment of dividends by national banks by requiring approval of the Comptroller of the Currency if total dividends declared by a national bank in any calendar year exceed the bank's net profits for that year combined with its retained profits for the preceding two years. At December 31, 1993, dividends of approximately $7,839,000 were available from the bank subsidiary without such approval. UBI also has available for cash flow needs a $1,000,000 line of credit with Harris Bank and Trust Company of Chicago. As of December 31, 1993, the line of credit had a $0 balance.


Analysis of Interest Sensitivity

        Interest sensitivity is the cornerstone of UBI's asset/liability margin management system. Key asset and liability decisions are reviewed in the framework of this system with the objective of optimizing long-term profitability at an acceptable level of risk.
                                         -A49-
PAGE

Union Bancshares, Inc. and Subsidiaries

        The tables that follow summarize the asset/liability margin management status at December 31, 1993. Yields and rates shown in the table are interest income and expense only. Other factors such as loan fees are not included in the summary.

                               0-3       3-6       6-12       1-5       5+     Non-Rate
Repricing Maturity           Months    Months     Months     Years     Years   Sensitive   Total
  (In thousands)
Assets:
  Loans                     $129,783  $ 50,149   $20,842    $80,594   $14,081   $     0   $295,449
  Securities-Taxable          11,907    16,108    22,149     91,424     7,213         0    148,801
  Securities-Nontaxable          920     1,543     5,289     18,842    15,506         0     42,100
  Fed Funds Sold                   0         0         0          0         0         0          0
  Nonearning Assets                0         0         0          0         0    46,507     46,507
    Total Assets             142,610    67,800    48,280    190,860    36,800    46,507    532,857

Liabilities and
 Stockholders' Equity:
  Interest-Bearing Demand
    Deposits                  11,856    63,255         0          0         0         0     75,111
  Savings Deposits            24,775    82,586         0          0        32         0    107,393
  Other Time Deposits         38,084    25,651    30,434     54,754    15,681         0    164,604
  Short-term Borrowings       28,527         0         0          0         0         0     28,527
  Long-term Borrowings        15,000       200     1,700      8,000         0         0     24,900
  Noncosting Liabilities           0         0         0          0         0    91,506     91,506
  Stockholders' Equity             0         0         0          0         0    40,816     40,816
    Total Liabilities and
     Stockholders' Equity    118,242   171,692    32,134     62,754    15,713   132,322    532,857
Repricing Gap               $ 24,368  $(103,892) $16,146    $128,106  $21,087   $(85,815) $      0

Cumulative Repricing Gap    $ 24,368  $(79,524)  $(63,378)  $64,728   $85,815   $     0   $      0



                                0-3       3-6      6-12        1-5       5+     Non-Rate
Interest Rate Analysis        Months    Months    Months      Years     Years   Sensitive   Total

Assets:
  Loans                        7.73%     12.43%     7.70%      7.96%     9.04%               8.65%
  Securities-Taxable           5.89       5.40      6.34       5.43      7.37                5.69
  Securities-Nontaxable (1)    8.42       5.97      7.46       8.84      8.88                8.56
  Fed Funds Sold               0.00       0.00      0.00       0.00      0.00                0.00
  Nonearning Assets                                                                0.00      0.00
    Total Assets               7.58      10.61      7.05       6.84      8.65      0.00      7.07

Liabilities and
 Stockholders' Equity:
  Interest-Bearing Demand
    Deposits                   1.97       1.97      0.00       0.00      0.00                1.97
  Savings Deposits             2.07       2.15      0.00       0.00      2.43                2.16
  Other Time Deposits          3.71       3.69      3.93       5.61      6.44                4.64
  Short-term Borrowings        2.80       0.00      0.00       0.00      0.00                2.80
  Long-term Borrowings         3.03       5.45      5.98       8.28      0.00                4.94
  Noncosting Liabilities                                                           0.00      0.00
  Stockholders' Equity                                                             0.00      0.00
    Total Liabilities and
     Stockholders' Equity      2.89       2.32      4.03       5.95      6.43      0.00      2.53

Net Yield                      4.69%      8.29%     3.02%       .89%     2.22%     0.00%     4.54%

(1) Tax-equivalent basis is calculated using a marginal federal tax rate of 34%.

                                         -A50-
PAGE

Union Bancshares, Inc. and Subsidiaries


Five-Year Summary of Operations
(In Thousands of Dollars Except Per Share Amounts)

                                                 1993       1992        1991        1990        1989
Condensed Statement of Income
Interest income                                $  38,635   $  42,737   $ 48,387   $  45,534   $  38,975
Interest expense                                  14,722      19,510     27,035      26,765      21,699
Net interest income                               23,913      23,227     21,352      18,769      17,276

Provision for loan losses                          2,412       2,569      2,647       2,495       2,520

Other income                                       7,904       7,923      8,361       8,289       8,682
Other expense                                     22,163      22,566     22,152      20,735      20,286
Income before income tax expense                   7,242       6,015      4,914       3,828       3,152
Income tax expense                                 2,050       1,715      1,412         943         543
Net income                                     $   5,192   $   4,300   $  3,502   $   2,885   $   2,609


Per Share Data
Net income                                        $14.81      $12.28     $10.03       $8.27       $7.48
Cash dividends declared                             1.70        1.70       1.20        1.20        1.20
Dividend payout ratio                              11.48%      13.85%     12.00%      14.51%      16.04%


Financial Ratios
Net income as a percent
 of average assets                                   .97%        .79%       .63%        .59%        .65%
Net income as a percent
 of average equity                                 13.50       12.45      11.59       10.25       10.15
Average equity as a percent
 of average assets                                  7.16        6.30       5.41        5.76        6.37
Average primary capital as
 a percent of average assets                        7.90        7.06       5.91        6.32        7.03
Average total capital as
 a percent of average assets                        7.90        7.06       5.99        6.44        7.29
Tier I Capital to risk-based assets                11.79       10.44       9.61        8.53        N.A.
Tier II Capital to risk-based assets               13.10       11.46      10.57        9.43        N.A.
Leverage ratio-Tier I Capital
 to total assets                                    7.40        6.39       5.48        4.83        N.A.


Balance Sheet Items
Average assets                                $  537,444  $  547,749  $  558,818 $   488,657 $  403,418
Average investment securities                    198,190     206,184     215,221     132,889    104,541
Average loans, net                               284,565     276,233     264,924     251,448    223,908
Average deposits                                 444,364     475,644     490,911     422,600    337,209
Average capital notes                                 --          --         454         750      1,050
Average long-term borrowings                       9,154      10,000          55          --         --
Average stockholders' equity                      38,457      34,529      30,218      28,145     25,695
Year-end assets                                  532,857     548,309     560,259     564,983    414,495
Year-end investment securities                   190,901     197,532     209,037     167,753    105,758
Year-end loans, net                              291,049     277,278     272,593     273,959    219,307
Year-end deposits                                433,816     475,627     489,747     496,951    349,275
Year-end capital notes                                --          --          --         600        900
Year-end long-term borrowings                      8,000      10,000      10,000          --         --
Year-end stockholders' equity                     40,816      36,220      32,480      29,373     26,906
                                         -A51-
PAGE
















                                   THIS PAGE LEFT BLANK INTENTIONALLY
                                         -A52-
PAGE
















                                   THIS PAGE LEFT BLANK INTENTIONALLY
                                         -A53-
PAGE

PAGE
