Form 10-Q
period 1994-03-31
UNION BANCSHARES INC /KS/
filed 1994-05-13
CIK 701546

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC   20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended March 31, 1994
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

        The number of shares of Class A common stock outstanding as of March 31, 1994, was 350,690.

Union Bancshares, Inc. and Subsidiaries
Table of Contents


                                        PART I

ITEM                                                                  PAGE

  1     Financial Statements                                      Appendix A

  2     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     Appendix A



                                        PART II


  1     Legal Proceedings                                               3

  2     Changes in Securities                                           3

  3     Defaults Upon Senior Securities                                 3

  4     Submission of Matters to a Vote of Security Holders             3

  5     Other Information                                               4

  6     Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K                                                   4

        Signatures                                                      5

Union Bancshares, Inc. and Subsidiaries


                                                 PART I

Item 1.  Financial Statements

        Set forth below are the consolidated financial statements of UBI and its subsidiaries appearing on pages A-3 to A-17 of the attached Appendix.

        a.  Condensed Consolidated Statement of Condition
        b.  Condensed Consolidated Statement of Income
        c.  Condensed Consolidated Statement of Cash Flows
        d.  Notes to Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

        The information required by Item 303 of Regulation S-K is contained on pages A-18 to A-29 of the attached Appendix under the caption "Management's Discussion and Analysis of Financial
Condition and Results of Operations".



                                                 PART II

Item 1.  Legal Proceedings

        There were no legal proceedings pending during the fiscal quarter ended March 31, 1994, to which UBI or its subsidiaries was a party, other than ordinary routine litigation incidental to their business.

Item 2.  Changes in Securities

        There were no changes in securities during the fiscal quarter ended March 31, 1994.

Item 3.  Defaults Upon Senior Securities

        There were no defaults upon senior securities during the fiscal quarter ended March 31, 1994.

Item 4.  Submission of Matters to a Vote of Security Holders

        No information is required in response to this Item as no matters were submitted to a vote of UBI's security holders during the first quarter of 1994.

Union Bancshares, Inc. and Subsidiaries


Item 5.  Other Information

        There is no other information required to be disclosed under this caption for the fiscal quarter ended March 31, 1994.

Item 6.  Exhibits and Reports on Form 8-K

        (1)  Exhibits

                None

        (2)  Reports on Form 8-K

                During the period covered by this report, UBI filed one Form 8-K dated April 4, 1994, and was filed under Item 2., "Acquisition or Disposition of Assets" and discussed the execution of a merger agreement between UBI, UNB and First Community Federal Savings and Loan Association of Winfield, Kansas.

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

(Principal Executive Officer)                   (Principal Accounting Officer)



      May 13, 1994                                          May 13, 1994
          Date                                                   Date

                                   THIS PAGE LEFT BLANK INTENTIONALLY

Union Bancshares, Inc. and Subsidiaries
Financial Information



















                                               APPENDIX A

                                          FINANCIAL INFORMATION

                                 - A1 -

Union Bancshares, Inc. Union Bancshares, Inc. and Subsidiaries
Index to 1994 Financial Information


                                                                       Page

Financial Statements

        Condensed Consolidated Statement of Condition-
          March 31, 1994 and December 31, 1993                         A-3

        Condensed Consolidated Statement of Income-
          Three months ended March 31, 1994 and 1993                   A-4

        Condensed Consolidated Statement of Cash Flows-
          Three months ended March 31, 1994 and 1993                   A-5

        Notes to Condensed Consolidated
          Financial Statements                                    A-6 to A-17


Management's Discussion and Analysis of Results of
  Operations and Financial Condition                              A-18 to A-29

Condensed Consolidated Statement of Condition -
  Average Balances and Interest Rates                                  A-20

                                  - A2 -

Union Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statement of Condition

(In thousands)

                                                                        March 31,         December 31,
                                                                          1994                1993
                                                                       (Unaudited)              *
Assets
Cash and due from banks                                                $   32,708          $   26,819
Federal funds sold and securities
  purchased under resale agreements                                            --                  --
        Total cash and cash equivalents                                    32,708              26,819

Investment securities held to maturity                                    133,755             190,901
Investment securities available for sale                                   35,465                  --
        Total investment securities (market value -
          $169,239 and $194,872)                                          169,220             190,901

Trading account securities                                                    100                  --

Loans                                                                     299,011             298,062
Less:  Allowance for loan losses                                           (4,541)             (4,400)
        Net loans                                                         294,470             293,662

Premises and equipment                                                     12,528              12,124
Other assets                                                                9,665               9,351
        Total assets                                                   $  518,691          $  532,857


Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                                 $   81,666          $   86,708
  Interest bearing                                                        341,050             347,108
        Total deposits                                                    422,716             433,816

Federal funds purchased and securities
  sold under agreements to repurchase                                      17,993              24,493
Other short-term borrowings                                                 3,275               4,034
FHLB advances                                                              19,900              16,900
Long-term borrowings                                                        7,500               8,000
Other liabilities                                                           5,151               4,798
        Total liabilities                                                 476,535             492,041

Common stock,
  Class A, par value $10 per share;
  1,000,000 shares authorized,
  350,690 shares outstanding                                                3,507               3,507
Capital surplus                                                             3,527               3,527
Retained earnings                                                          35,069              33,782
Unrealized gain on securities available for sale, net                          53                  --
        Total stockholders' equity                                         42,156              40,816

        Total liabilities and
          stockholders' equity                                         $  518,691          $  532,857












* Condensed from audited financial statements

The accompanying notes are an integral part of these financial statements.
                                  - A3 -

Union Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statement of Income

(Unaudited)
(In thousands except per share data)

                                                                                Three months ended
                                                                                     March 31,
                                                                                 1994       1993
Interest income:
  Interest and fees on loans                                                   $   6,659   $  6,851
  Interest and dividends on
    investment securities                                                          2,444      2,918
  Interest on trading account securities                                              --          1
  Interest on Federal funds sold
    and securities purchased
    under resale agreements                                                            2         38
        Total interest income                                                      9,105      9,808

Interest expense:
  Interest on deposits                                                             2,755      3,524
  Interest on Federal funds purchased
    and securities sold
    under agreements to repurchase                                                   209        132
  Interest on other short-term borrowings                                             22         21
  Interest on FHLB advances                                                          148         43
  Interest on long-term borrowings                                                   166        207
        Total interest expense                                                     3,300      3,927

        Net interest income                                                        5,805      5,881

Provision for loan losses                                                            605        625

        Net interest income after
          provision for loan losses                                                5,200      5,256

Other income                                                                       2,422      1,903
Other expense                                                                      5,631      5,476

  Income before income tax expense                                                 1,991      1,683

Income tax expense                                                                   599        481

        Net income                                                             $   1,392   $  1,202

Earnings per share data:
  Net income                                                                       $3.97      $3.43

  Dividends                                                                         $.30       $.30













The accompanying notes are an integral part of these financial statements.

                                  - A4 -

Union Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows

(Unaudited) (in thousands)
                                                                             Three months ended
                                                                                  March 31,
                                                                              1994         1993
Cash lows from operating activities:
  Net income                                                               $    1,392    $   1,202
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                                                626          199
     Amortization of purchase premium                                              70           91
     Provision for loan losses                                                    605          625
     Gain on sale of investment securities
       available for sale                                                        (421)          --
     Gain on sale of trading account securities                                    (4)         (10)
     Net (increase) decrease in trading account securities                        (95)         256
     Gain on sale of premises and equipment                                        (8)          --
     Net increase in other assets                                                (231)      (1,140)
     Net increase in other liabilities                                            199        2,431
        Net cash provided by operating activities                               2,133        3,654

Cash flows from investing activities:
  Proceeds from sales of investment securities
    available for sale                                                         12,096           --
  Proceeds from maturities and paydowns
    of investment securities available for sale                                 4,478           --
  Purchases of investment securities available for sale                        (1,676)          --
  Proceeds from sales of investment securities
    held to maturity                                                               --          100
  Proceeds from maturities and paydowns
    of investment securities held to maturity                                  12,950       43,654
  Purchases of investment securities held to maturity                          (6,058)     (54,967)
  Mark to market adjustment for securities                                       (100)          --
  Net increase in loans                                                        (1,282)      (1,441)
  Purchases of premises and equipment                                            (750)        (580)
  Proceeds from sales of premises and equipment                                     8           --
     Net cash provided (used) by investing activities                          19,666      (13,234)

Cash flows from financing activities:
  Net decrease in demand deposits
    and savings accounts                                                       (6,666)     (12,246)
  Net decrease in time deposits                                                (4,433)     (11,171)
  Net increase (decrease) in Federal funds purchased
    and securities sold under agreements to repurchase                         (6,500)       1,649
  Net decrease in other short-term borrowings                                    (759)      (1,567)
  Net decrease in long-term borrowings                                           (500)        (500)
  Net increase in FHLB advances                                                 3,000       15,000
  Adjustment to stockholders' equity for mark to market                            53           --
  Cash dividends paid                                                            (105)        (105)
     Net cash used by financing activities                                    (15,910)      (8,940)

Net increase (decrease) in cash and cash equivalents                            5,889      (18,520)
Cash and cash equivalents at January 1                                         26,819       50,556
Cash and cash equivalents at March 31                                      $   32,708    $  32,036

Supplemental Disclosures:
  Cash payments for:
    Interest                                                                   $2,683       $3,341
    Income taxes                                                                  $88           $4








The accompanying notes are an integral part of these financial statements.

                                 - A5 -

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements in 1994 and 1993 include Union Bancshares, Inc. (UBI) and its wholly-owned subsidiaries, Union National Bank of Wichita (UNB), UBI Growth Capital, Inc. (UBIGC) and UBI Financial Services, Inc. (UBIFS). All significant intercompany accounts and transactions have been eliminated. In addition, adjustments made to the unaudited interim financial statements were of a normal recurring nature.

     The 1993 condensed consolidated financial statements have been reclassified to conform with 1994 presentation. Such reclassifications have no effect on net income.


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

     For 1993, investment securities were stated at cost, adjusted for amortization of premium and accretion of discount. Gains or losses on security transactions were recognized upon realization and were reported as a separate component of non-interest income. The specific identification method was used in determining the cost of investment securities sold.

                                  - A6 -

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Summary of Significant Accounting Policies (Continued)

Investment and Trading Account Securities (Continued)

     All investment securities were classified as "Investment Securities" because management had the intent and ability to hold the securities to maturity. Normal operations did not require the sale of investment securities. However, on occasion, UBI decided to sell investment securities prior to maturity for any of the following reasons: (a) to meet unanticipated short-term liquidity needs, (b) to reposition the maturity structure of the portfolio to meet projected future liquidity needs, (c) to reposition the rate cycle structure of the portfolio to meet projected asset/liability requirements, and (d) to reposition the relative portion of tax exempt securities versus taxable securities in response to projected levels of taxable income. UBI sold investment securities during the three months ended March 31, 1993 due to some or all of the aforementioned reasons.

     Trading account securities are classified as such primarily based on the intent of management at the time the securities are purchased. The securities are held for resale to customers. Trading account securities are stated at market. Gains or losses on the sale of trading account securities are considered a normal part of operations and are included in other income.


Loans

     Loans are stated at principal amount outstanding. Interest income on loans is accrued as earned. Loans are placed on nonaccrual status when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. Loans are also placed on nonaccrual status when there is reasonable doubt as to the ability of the borrower to pay interest or principal. At the time a loan is classified as nonaccrual, interest previously recorded as income but not collected is reversed. Interest payments received on such loans are generally recorded as a reduction in carrying value unless such carrying value is deemed to be collectible.


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

                                   - A7 -

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Summary of Significant Accounting Policies (Continued)


Allowance for Loan Losses (Continued)

     Loan losses are charged to the allowance and recoveries are credited to the allowance. A provision for loan losses is made to maintain the allowance at a level that, in management's judgment, is adequate to absorb potential losses inherent in the loan portfolio.


Loan Fees

     Loan commitment and origination fees, net of the related direct loan origination costs, are amortized over the life of the related loans as an adjustment of yield. The unamortized balance of these deferred fees are reported as a reduction of total loans. Annual fees on bankcard loans are amortized on a straight-line basis over a twelve month period and the unamortized balance of these fees is included in other liabilities.


Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by straight-line and accelerated methods over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to operating expenses as incurred. Significant renewals and betterments are capitalized.


Income Taxes

     In January 1993, UBI adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in UBI's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, UBI used the FAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts.

                                  - A8 -

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.  Cash and Due From Banks

     Federal Reserve Bank regulations require the subsidiary bank to maintain certain reserve balances relating to deposits. The reserves may be maintained in the form of vault cash or balances maintained with a Federal Reserve Bank. For the two-week reserve period inclusive of March 31, 1994, daily average reserves of $10,329,000 were maintained. For the two-week reserve period inclusive of December 31, 1993, daily average reserves of $10,553,000 were maintained.


3.  Investment Securities

Investment Securities Held To Maturity

     The book value and estimated market values of investments in securities being held to maturity are as follows (in thousands):

                                                             March 31, 1994
                                                                  Gross          Estimated
                                                Book           Unrealized         Market
                                                Value      Gains      Losses       Value
U.S. Treasury securities                    $   22,416   $    113   $     (246)  $   22,283
U.S. government corporations
  and agencies                                  65,247        143         (798)      64,592
Obligations of states
  and political subdivisions                    41,958      1,315         (526)      42,747
Corporate securities                             4,084         18           --        4,102
Mortgage-backed securities                          --         --           --           --
Other investments                                   50         --           --           50
        Total                               $  133,755   $  1,589   $   (1,570)  $  133,774

                                                            December 31, 1993
                                                                  Gross          Estimated
                                               Book            Unrealized         Market
                                               Value       Gains      Losses       Value
U.S. Treasury securities                    $   24,500   $    236     $   (7)    $   24,729
U.S. government corporations
  and agencies                                  85,899        662       (261)        86,300
Obligations of states
  and political subdivisions                    42,555      2,272        (16)        44,811
Corporate securities                             4,107         51         --          4,158
Mortgage-backed securities                      28,126      1,098        (64)        29,160
Other investments                                5,714         --         --          5,714
        Total                               $  190,901   $  4,319     $ (348)    $  194,872

        The book value and estimated market value of securities being held to maturity, by contractual maturity, are shown below in thousands. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Mortgage-backed securities have been included in the schedule of maturities based upon their expected estimated average life.

                                 - A9 -

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.  Investment Securities (Continued)

                                                                            March 31, 1994
                                                                                       Estimated
                                                                        Book            Market
                                                                        Value            Value
Due in one year or less                                               $   31,466       $   31,518
Due after one year through five years                                     85,100           84,831
Due after five years through ten years                                    14,970           15,019
Due after ten years                                                        2,219            2,406
        Total                                                         $  133,755       $  133,774

Investment Securities Available For Sale

        The book value and estimated market values of investments in securities available for sale are as follows (in thousands):

                                                             March 31, 1994
                                                                  Gross          Estimated
                                               Book            Unrealized         Market
                                               Value       Gains      Losses       Value
U.S. Treasury securities                    $       --     $  --      $   --     $       --
U.S. government corporations
  and agencies                                  10,108         3         (11)        10,100
Obligations of states
  and political subdivisions                     2,503        35         (55)         2,483
Corporate securities                                --        --          --             --
Mortgage-backed securities                      17,069       329        (202)        17,196
Other investments                                5,686        --          --          5,686
        Total                               $   35,366     $ 367      $ (268)    $   35,465

        The book value and estimated market value of securities available for sale, by contractual maturity, are shown below in thousands. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities have been included in the schedule of maturities based upon their expected estimated average life.

                                                                            March 31, 1994
                                                                                       Estimated
                                                                        Book            Market
                                                                        Value            Value
Due in one year or less                                              $   17,908        $   18,022
Due after one year through five years                                    10,013            10,030
Due after five years through ten years                                    1,759             1,727
Due after ten years                                                       5,686             5,686
        Total                                                        $   35,366        $   35,465

        Gross realized gains and losses from the sale of investment securities available for sale for the three months ended March 31, 1994 are as follows:

                                                                       March 31,
                                                                         1994
Realized gains                                                         $   421
Realized losses                                                            (--)

                                 - A10 -

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.  Investment Securities (Continued)

        Investment securities being held to maturity with a book value of $39,345,000 and $41,322,000 were pledged to secure deposits of public funds at March 31, 1994, and December 31, 1993 respectively. Investment securities available for sale with a book value of $5,057,000 were pledged to secure deposits of public funds at March 31, 1994. Total pledgings required at March 31, 1994, and December 31, 1993, were $10,150,000 and $17,038,000, respectively.


4.  Allowance for Loan Losses

        Changes in the allowance for loan losses were as follows (in thousands):

                                                                  1994          1993
Balance at January 1                                            $  4,400      $  3,400
Provision charged to income                                          605           625
Recoveries of amounts charged off                                    122            96
Losses charged to the allowance                                     (586)         (468)
Balance at March 31                                             $  4,541      $  3,653

5.  Premises and Equipment

        Premises and equipment are summarized as follows (in thousands):

                                                                     Accumulated            Book
At March 31, 1994                                   Cost            Depreciation            Value
Land                                              $   2,150         $       --           $    2,150
Building and improvements                            16,196              8,447                7,749
Furniture and equipment                               6,178              3,549                2,629
                                                  $  24,524         $   11,996           $   12,528
                                                                     Accumulated            Book
At December 31, 1993                                Cost            Depreciation            Value
Land                                              $   2,150          $       --          $    2,150
Building and improvements                            15,820               8,288               7,532
Furniture and equipment                               5,804               3,362               2,442
                                                  $  23,774          $   11,650          $   12,124

6.  Deposits

        Interest bearing deposits at March 31, 1994 and December 31, 1993, were as follows (in thousands):

                                                              March 31,              December 31,
                                                                1994                     1993
Demand deposits                                             $   74,107               $   75,111
Savings deposits                                               106,772                  107,393
Time deposits under $100,000                                   147,714                  152,396
Time deposits $100,000 and over                                 12,457                   12,208
                                                            $  341,050               $  347,108

                                  - A11 -

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.  Short-term Borrowings

        Short-term borrowings of Union Bancshares, Inc. consist of the following (in thousands):

                                                                March 31,             December 31,
                                                                  1994                    1993
Demand note collateralized by
  stock of UNB at lender's prime
  rate of 6.25% at March 31, 1994
  and 5.50% at December 31, 1993                                $     --                $     --

Treasury tax and loan demand
  note collateralized by pledged
  U.S. Treasury securities                                         3,275                   4,034
                                                                $  3,275                $  4,034

8.  FHLB Advances

        Federal Home Loan Bank (FHLB) advances outstanding at March 31, 1994 for UBI are detailed below. The advances provide one of many funding alternatives that are used by UBI in its asset/liability management process for acquiring funds to meet customer loan needs and as a source of funds for other asset/liability strategies. Currently all FHLB advances are at a fixed rate to maturity. Maturities and weighted average rates of the FHLB advances are as follows (in thousands):

                                           Year                   Rate                   Amount
                                           1994                     3.82               $   18,400
                                           1995                     6.00                   1,500
                                                                    3.98%              $  19,900

9.  Long-term Borrowings

        At March 31, 1994 and December 31, 1993 UBI had a note payable to Harris Bank for $7,500,000 and $8,000,000, respectively, at a fixed rate of 8.28% until March 31, 1995. After this date the rate will float at Harris Banks' base rate. The note is collateralized by stock of Union National Bank. Principal payments of $500,000 per quarter began on March 31, 1993 with the final payment on December 31, 1997. Interest is payable quarterly.

        The note payable agreement with Harris Bank contains a restriction on the amount of dividends that UBI can declare or pay during any one calendar year without the prior written consent of Harris Bank. Dividends declared or paid may not exceed 25% of consolidated net income for the calendar year. Other restrictions include minimum capital levels and maximum nonperforming asset ratios. Maturities of this note payable are as follows (in thousands):

                                  - A12 -

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.  Long-term Borrowings (Continued)

                                                                      Remaining
                                                                   Maturities for:
                                                                 1994         $  1,500
                                                                 1995            2,000
                                                                 1996            2,000
                                                                 1997            2,000
                                                                              $  7,500

10.  Financial Instruments with Off-Balance-Sheet Risk

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

        Financial instruments whose contract amounts represent credit risk at March 31, 1994 and December 31, 1993 (in thousands):

                                                                                      At
                                                                          March 31,     December 31,
                                                                            1994            1993
                Commitments to extend credit:
                  Credit card lines                                          $207,116        $208,695
                  Standby letters of credit                                     2,562           2,191
                  Other loan commitments                                       45,917          50,384

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

                                  - A13 -

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.  Financial Instruments with Off-Balance-Sheet Risk (Continued)

        UBI grants agribusiness, commercial, individual, bankcard, and residential loans to customers throughout the State of Kansas and bankcard loans in the States of Nebraska, Mississippi, and Louisiana. UBI has a diversified loan portfolio, without what it considers undue concentration in any one economic sector.


11.  Dividend Availability

        Approval of the Comptroller of the Currency is required if total dividends declared by a national bank in any calendar year exceed the bank's net profits for that year combined with its retained profits for the preceding two years. At March 31, 1994, dividends of approximately $6,392,000 were available from the bank subsidiary without the approval of the Comptroller of the Currency.


12.  Retirement Plan

        UBI's bank subsidiary has an employee thrift plan covering substantially all of its employees after one year of service. Contributions are made based on a percentage of each participant's contribution. The total expense for the three months ended March 31, 1994 and 1993, was $52,000 and $44,000 respectively.

                                  - A14 -

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.  Supplementary Income Statement Information

        Items included on the Consolidated Statement of Income under the captions of other income and other expense which exceed one percent of gross income are as follows (in thousands):

                                                                             Three months ended
                                                                                    March 31,
                                                                               1994        1993
Other income:
  Bankcard fees                                                               $    664   $     702
  Service charges                                                                  623         561
  Trust fees                                                                       412         362
  Gain on sale of investment securities
    available for sale                                                             421          --
  Other                                                                            302         278
                                                                              $  2,422   $   1,903

Other expense:
  Salaries and benefits                                                       $  2,574   $   2,437
  Bankcard fees                                                                    507         497
  Data processing                                                                  295         290
  Equipment                                                                        429         389
  Occupancy, net of revenues of
    $107 and $110                                                                  356         356
  Postage                                                                          148         164
  Marketing                                                                        167         151
  Supplies                                                                         220         193
  Amortization of purchase premium                                                  70          91
  FDIC insurance                                                                   242         264
  Other                                                                            623         644
                                                                              $  5,631   $   5,476

14.  Parent Company Only Financial Statements

Union Bancshares, Inc.
Statement of Condition (Parent Only)
(In thousands)

                                                                  March 31,            December 31,
                                                                    1994                   1993
Assets
Cash                                                             $   1,122              $    1,328
Investment in subsidiaries                                          48,751                  47,910
Other assets                                                             4                       6
        Total assets                                             $  49,877              $   49,244

Liabilities and Stockholders' Equity
Short-term borrowings                                            $      20              $       20
Long-term borrowings                                                 7,500                   8,000
Other liabilities                                                      254                     408
  Total liabilities                                                  7,774                   8,428

Common stock,
  Class A, par value $10 per share;
  1,000,000 shares authorized,
  350,690 shares outstanding                                         3,507                   3,507
Capital surplus                                                      3,527                   3,527
Retained earnings                                                   35,069                  33,782
  Total stockholders' equity                                        42,103                  40,816
        Total liabilities and
          stockholders' equity                                   $  49,877              $   49,244

                                 - A15 -

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.  Parent Company Only Financial Statements (Continued)

Union Bancshares, Inc.
Statement of Income (Parent Only)
(In thousands)

                                                                               Three months ended
                                                                                    March 31,
                                                                                1994        1993
Income:
  Dividends from subsidiaries                                                 $    750    $    700
  Interest income                                                                    7          14
    Total income                                                                   757         714

Expenses:
  Interest expense                                                                 166         207
  Other expense                                                                    143         139
    Total expenses                                                                 309         346

Income before income tax benefit
  and equity in undistributed
  net income of subsidiaries                                                       448         368
Income tax benefit                                                                 103         113

Income before equity in undistributed
  net income of subsidiaries                                                       551         481
Equity in undistributed net
  income of subsidiaries                                                           841         721
Net income                                                                    $  1,392    $  1,202

Union Bancshares, Inc.
Statement of Cash Flows (Parent Only)
(In thousands)

                                                                           Three months ended
                                                                                March 31,
                                                                          1994            1993
Cash flows from operating activities:
  Net income                                                            $   1,392       $  1,202
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Equity in undistributed earnings of subsidiaries                        (841)          (721)
     Decrease in other assets                                                   2              5
     Decrease in other liabilities                                           (154)           (66)
        Net cash provided by operating activities                             399            420

Cash flows from investing activities:
  Net decrease in loans                                                        --            304
        Net cash provided by investing activities                              --            304

Cash flows from financial activities:
  Decrease in long-term borrowings                                           (500)          (500)
  Cash dividends paid                                                        (105)          (105)
        Net cash used by financing activities                                (605)          (605)

Net increase in cash                                                          206            119

Cash at January 1                                                           1,328          1,314
Cash at March 31                                                        $   1,122       $  1,433

                                 - A 16 -

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15.  Acquisitions

     On April 4, 1994, First Community Federal Savings and Loan Association (First Community) of Winfield, Kansas, was merged into Union National Bank of Wichita (UNB) in accordance with the merger agreement between Union Bancshares, Inc. (UBI), UNB and First Community dated October 13, 1993. Under the merger agreement, each outstanding share of First Community common stock was converted into $35.00 in cash. Stock options of First Community were converted into $35.00 in cash less the strike price of the options.

     The total cost of the transaction was $12,646,520. The purchase price was determined by assessing the worth in dollars of the ongoing income stream generation from First Community, taking into consideration market value of assets and liabilities. The transaction, which will be accounted for as a purchase, was financed with a $7,000,000 loan from Harris Bank and Trust in Chicago and the remaining $5,646,520 from internal funds. The merger passed all regulatory approvals and the approval of First
Community shareholders.

     First Community was a savings and loan institution with total assets as of April 4, 1994 of $148,000,000, and offered full service banking from three branches. These facilities are located one each in Winfield, Arkansas City and Derby, Kansas. All three of these offices were part of the merger and will be ran as branches of UNB.

                                 - A17 -

Union Bancshares, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
Results of Operations

     For the three months ended March 31, 1994, net income was $1,392,000, an increase of $190,000 or 15.8% from the $1,202,000 earned during the same period in 1993. Annualized, this produced a return on average assets of 1.07%, compared to .90% for the preceding year.

     The increase in earnings for the first quarter of 1994 was due to security gains from investment sales. The sales were made from the available for sale portfolio in anticipation of the merger of First Community Federal Savings and Loan Association (First Community) with and into UNB. This was done to position the combined portfolio for asset liability needs of the combined institutions. The gains after income taxes increased net income approximately $295,000.

     The net interest margin was down slightly from a year ago due to reducing spreads. Interest rates on loans were repricing downward at a faster rate than were deposit rates during the later half of 1993 and into the first quarter of 1994. While there were increases in interest rates late in the first quarter of 1994, this did not have any significant impact on increasing net interest margins. The net interest margin for the remainder of 1994 is anticipated to be up due the addition of First Community. First Community will add approximately $150,000,000 in assets to the balance sheet.

     Trust fees and service charge income were up in the first quarter of 1994 due to increased business. Trust fees were up some 13% while service charge income was up 11%. UNB continues to look for increased fee income business through new products, new markets and new sales.

     Expenses in the first quarter of 1994 were up only 2.8% over the same period in 1993. Management continues to look for ways to reduce its expenses through new technological advances, redesign of work flows or lower cost providers of services. Salaries and benefits were the largest dollar increase over 1993 at $137,000.
This is from normal salary and benefit increases.

     The balance sheet was down $6,098,000 on average in the first quarter of 1994. This is smaller than the $10,034,000 decrease in the first quarter of 1993. The reduction is attributable to lower deposit levels. It is managements belief that customers have used their deposits to reduce debt loads as well as investing in higher rate and higher risk products in stocks and mutual funds. With the increase in rates during the later part of the first quarter of 1994, management believes that deposits may stop their decline and begin increasing.

                                 - A18 -

Union Bancshares, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

     Management believes earnings will be up over 1993 levels from increased business at UNB and also from the addition of First Community. First Community will add new assets to UNB's existing balance sheet. The addition of First Community will add mortgage lending expertise to UNB's existing markets, while UNB will bring commercial and consumer banking and trust expertise and products to the First Community markets. The merger will also bring reduced costs to the combined entities from back room consolidations.

     On October 13, 1993, UBI and its wholly owned subsidiary, UNB, signed an Acquisition Merger Agreement with First Community. The agreement has been approved by stockholders and by regulators. The actual merger of the two institutions took place on April 4, 1994. The three locations of First Community became three new branches of UNB on April 4, 1994. The completion of back room consolidations are expected to be completed late third quarter to early fourth quarter of 1994. UBI borrowed $7,000,000 from Harris Bank and Trust in Chicago to finance this transaction.

     Management continues to evaluate potential acquisition candidates. It is the belief of management that growth through acquisitions will help to provide increased future shareholder value and assist in meeting competition through cost efficiencies.

     UBI received approval from the Federal Reserve Bank on September 16, 1993 to form a Community Development Corporation, UBI Financial Services, Inc. (UBIFS). UBI in joint partnership with Mennonite Housing Rehabilitation Services, Inc., (Mennonite Housing), is assisting with the construction of a low to moderate income elder housing project in south central Wichita near the Broadway branch of UNB. UBI is also working with Mennonite Housing to complete a low to moderate income elder housing project on 21st Street of Wichita. UBI is also working with the City of Wichita, Sedgwick County, State of Kansas and community individuals of the area to help build a new commercial business center at the same area on 21st Street. It is also working with the Federal National Mortgage Association to provide lease purchase low income home ownership for individuals in the area. In conjunction with 21st street community leaders and residents UBI is assisting to help revitalize this low to moderate income area. UBI through its subsidiary, UBIFS, will be looking for other projects with Mennonite Housing or others to help fund low to moderate income projects in all the communities it serves.

     The significant elements of income and expense affecting net income are detailed separately in the ensuing analyses.

                                - A19 -

Union Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Condition - Average Balances and Interest Rates
(Taxable equivalent basis in thousands of dollars)

                                                           Three Months Ended March 31,
                                                          1994                       1993
                                                   Average      Average        Average     Average
                                                   Balance       Rates         Balance      Rates
Assets
Loans (1)(2)                                      $   295,919     9.13%       $  283,662     9.80%
Investment securities:
  Taxable                                             140,201     5.38           160,531     5.98
  Nontaxable (2)                                       41,416     8.64            36,106     9.37
Trading account securities (2)                              1    13.09               109     7.44
Federal funds sold and securities
  purchased under resale agreements                       288     3.21             5,063     3.07
        Total earning assets                          477,825     7.99           485,471     8.43

Cash and due from banks                                31,093                     30,095
Premises and equipment                                 12,364                     11,956
Other assets                                            9,652                      8,569
Allowance for loan losses                              (4,567)                    (3,626)
        Total assets                              $   526,367                 $  532,465



Liabilities & Stockholders' Equity
Interest bearing demand deposits                  $    75,343     1.97        $   73,873     2.22
Interest bearing savings deposits                     106,912     2.13           115,609     2.58
Interest bearing time deposits
  under $100,000                                      153,809     4.63           179,081     5.16
Interest bearing time deposits
  over $100,000                                         8,048     3.56            10,526     4.11
Federal funds purchased and securities
  sold under agreements to repurchase                  28,800     2.94            20,317     2.64
Other short-term borrowings                             3,226     2.82             2,946     2.83
FHLB advances                                          17,200     3.49             3,800     4.55
Long-term borrowings                                    7,989     8.41             9,995     8.40
        Total costing liabilities                     401,327     3.33           416,147     3.83
Non-interest bearing demand                            78,485                     75,152
Other liabilities                                       4,925                      4,516
        Total liabilities                             484,737                    495,815
Stockholders' equity                                   41,630                     36,650
        Total liabilities and
          stockholders' equity                    $   526,367                 $  532,465

Interest spread                                                   4.66%                      4.60%

Net interest margin (3)                                           5.19%                      5.15%


(1) Includes nonaccrual loans at principal amount outstanding.
    Interest on loans includes loan fees of $161 in 1994 and $175 in 1993.

(2) Income and rates are calculated using a marginal Federal tax rate of 34%.

(3) Net interest margin equals net interest income divided by average earning assets.

                                  - A20 -

Union Bancshares, Inc. and Subsidiaries


Analysis of Net Interest Income

        Net interest income, the most significant element of UBI's earnings, represents the difference between the interest earned on loans and other investments, and the interest incurred for deposits and other sources of funds. For purposes of the analysis below, net interest income is adjusted to convert tax-exempt income to a fully tax- equivalent basis. This adjustment does not affect net income since a statement of income prepared on a tax-equivalent basis includes an offsetting amount in income tax expense.

The following table reflects net interest income on a tax-equivalent basis (1) for the three months ended March 31, 1994, and 1993 (in thousands):

                                                         Three Months Ended March 31,
                                                       1994          1993       Change
Interest income                                      $    9,105   $    9,808   $    (703)
Tax-equivalent adjustment                                   305          289          16
Interest income--tax-equivalent basis                     9,410       10,097        (687)
Interest expense                                          3,299        3,927        (628)
Net interest income                                  $    6,111   $    6,170   $     (59)

Average earning assets                               $  477,825   $  485,471   $  (7,646)
Net interest margin                                        5.19%        5.15%       (.04)%

        The $59,000 reduction in net interest income was due mainly to a more rapid downward change in loan rates than deposit rates that began in the latter half of 1993. Deposit rates had fallen early in 1993, but then leveled off during the last half of 1993. Refinancing and early pay offs of loans continued with new loans being booked at lower yields. This trend continued in the first quarter of 1994. With the slight rise in interest rates late in the first quarter of 1994 due to pressures from the Federal
Reserve, the margin should improve slightly. Loan growth in the latter half of 1993 and first quarter of 1994 has helped to improve the margin. For the year 1994, it is anticipated that margins will be squeezed from the levels of 1993, reducing net interest income levels. However, net interest income should be up due to the addition of First Community as discussed on page A 18.



(1) Tax-equivalent basis is calculated using a marginal Federal tax rate of 34%.

                                 - A21 -

Union Bancshares, Inc. and Subsidiaries


Changes in Tax-equivalent Net Interest Income


        The following table analyzes the increase in tax-equivalent net interest income in terms of the respective amounts attributable to changes in interest rate, changes in average balances, and changes in both rate and balance.

(In thousands)
                                                                 Three Months Ended
                                                               March 31, 1994 vs 1993
                                                                      Change attributable to
                                                       Total                                Rate/
                                                      Change         Rate       Volume     Volume
Increase (decrease) in:
 Interest income:
  Loans (1)                                           $ (191)      $  (467)    $  296      $ (20)
  Investment securities:
    Taxable                                             (507)         (237)      (300)        30
    Nontaxable (1)                                        49           (64)       122         (9)
  Trading account securities (1)                          (2)            2         (2)        (2)
  Federal funds sold and securities
    purchased under resale agreements                    (36)            2        (36)        (2)
        Total                                           (687)         (764)        80         (3)


 Interest expense:
  Interest-bearing demand deposits                       (40)          (47)         8         (1)
  Interest-bearing savings deposits                     (172)         (126)       (55)         9
  Interest-bearing time deposits
    under $100,000                                      (522)         (233)      (321)        32
  Interest-bearing time deposits
    over $100,000                                        (36)          (14)       (25)         3
  Federal funds purchased and securities
    sold under agreements to repurchase                   76            15         55          6
  Other short-term borrowings                              2            --          2         --
  FHLB advances                                          105           (10)       150        (35)
  Long-term borrowings                                   (41)           --        (41)        --

        Total                                           (628)         (415)      (227)        14

        Increase in net interest income               $  (59)      $  (349)    $  307      $ (17)











(1) Tax-equivalent basis is calculated using a marginal Federal tax rate of 34%.

                                  - A22 -

Union Bancshares, Inc. and Subsidiaries


Analysis of Non-Interest Income

        Non-interest income for the three months ended March 31, 1994, was $2,422,000, representing an increase of $519,000, or 27.3% from the same period in the preceding year. This increase resulted primarily from the security gains category. In the first quarter of 1994, UBI sold $11,593,000 of U.S. Agency and mortgage-backed securities from the "available for sale" category with the proceeds being partially reinvested in nontaxable municipal securities.
This was done in anticipation of the merger that occurred on April
4, 1994 with First Community Federal, which had no nontaxable investment securities. All other categories remained relatively unchanged.


        Each major category of non-interest income is analyzed in the following table (in thousands):

                                                                    Three Months Ended
                                                                         March 31,
                                                                                      Change
                                                          1994         1993         $         %
Bankcard fees                                           $    664    $     702    $  (38)      (5.4)%
Service charges                                              623          561        62       11.1
Trust fees                                                   412          362        50       13.8
Gain on sale of investment securities
 available for sale                                          421           --       421        0.0
Other                                                        302          278        24        8.2
        Total non-interest income                       $  2,422    $   1,903    $  519       27.3%

                                 - A23 -

Union Bancshares, Inc. and Subsidiaries


Analysis of Non-Interest Expense

        Non-interest expense for the three months ended March 31, 1994 totaled $5,631,000, an increase of $155,000 or 2.8% from the first quarter of 1993. The one category that made up a significant dollar portion of this increase was salaries and benefits. This increase was the result of normal pay increases and the increasing costs of employee benefits and training. Also, equipment expense was up due to new systems put in place to improve customer service. All other categories remained relatively unchanged.

        Each major category of non-interest expense is detailed in the following table (in thousands):

                                                                    Three Months Ended
                                                                         March 31,
                                                                                      Change
                                                           1994         1993         $        %
Salaries and benefits                                    $  2,574    $   2,437    $ 137        5.6%
Bankcard fees                                                 507          497       10        2.0
Data processing                                               295          290        5        1.7
Equipment                                                     429          389       40       10.3
Occupancy, net of revenues of
  $107 and $110                                               356          356       --        0.0
Postage                                                       148          164      (16)      (9.8)
Marketing                                                     167          151       16       10.6
Supplies                                                      220          193       27       14.0
Amortization of purchase premium                               70           91      (21)     (23.1)
FDIC insurance                                                242          264      (22)      (8.3)
Other                                                         623          644      (21)      (3.3)
        Total non-interest expense                       $  5,631    $   5,476    $ 155        2.8%

                                - A24 -

Union Bancshares, Inc. and Subsidiaries


Analysis of Under-Performing Assets

        UBI continues to place strong emphasis on the close monitoring of under-performing assets. It is UBI's policy to treat as under-performing assets (a) loans that are accounted for on a nonaccrual basis, (b) loans, the terms of which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, (c) other real estate, and (d) loans which are past due
90 days or more and still accruing interest.

        Under-performing assets at March 31, 1994, were $2,278,000, a slight increase of $65,000 from $2,213,000 at December 31, 1993.
Nonaccrual loans decreased $51,000, while loans 90 days past due increased $114,000.

        Loans are placed on nonaccrual status when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. Loans are also placed on nonaccrual status when there is reasonable doubt as to the ability of the borrower to pay interest or principal. At the time a loan is classified as nonaccrual, interest previously recorded but not collected is reversed. Interest payments received on such loans are generally recorded as a reduction in carrying value unless such carrying value is deemed to be collectible.

        Under-performing assets at March 31, 1994 and December 31, 1993, are set forth in the following table (in thousands):

                                                                March 31,               December 31,
                                                                  1994                      1993
Nonaccrual loans                                                $     634                $     685
Past due loans (90 days or more)                                    1,583                    1,469
                                                                    2,217                    2,154
Other real estate held                                                 61                       59
        Total                                                   $   2,278                $   2,213

                                  - A25 -

Union Bancshares, Inc. and Subsidiaries


Analysis of Allowance for Loan Losses

        In the normal course of business, banks recognize that a relatively small percentage of the loans they make will eventually be charged off. These future charge-offs are currently provided for through the allowance for loan losses. Additions made to this allowance are charged to operating expenses as the provision for loan losses. Loans are charged against the allowance when they are deemed to be uncollectible. Recoveries are credited directly to the allowance.

        The required level for the allowance for loan losses is determined by management on the basis of a detailed review of the risk factors affecting the loan portfolio. In addition to evaluating the financial condition of individual borrowers, management assesses the entire portfolio as to past loan loss experience, volumes, mix and maturity, concentration of credit, prevailing economic conditions both locally and nationally, and off-balance sheet risk. Management specifically reviews all under-performing assets of $100,000 or more for loan loss adequacy as well as for potential partial or complete charge-offs. The results of these reviews along with the other above factors enable management to establish the allowance at a level considered adequate to absorb loan losses.

        At March 31, 1994, the allowance for loan losses was $4,541,000, or 1.52% of outstanding loans. This compares with $4,400,000, or 1.48%, reported at December 31, 1993. Net charge-offs for the first three months of 1994 were $464,000, or .16% of average net loans. This compares with net charge-offs of $372,000, or .13% of average net loans for the same period in the preceding year.

        Management believes that the allowance for loan losses of $4,541,000 is adequate to cover the potential losses which may be present in the loan portfolio at March 31, 1994.

                                 - A26 -

Union Bancshares, Inc. and Subsidiaries


Analysis of Capital Resources

        Stockholders' equity increased $1,340,000, or 3.2%, to $42,156,000 at March 31, 1994, from the $40,816,000 reported at
December 31, 1993.  The ratio of equity capital to total assets was
8.1 % at March 31, 1994, compared to 7.7% for December 31, 1993. This increase was the result of reinvested earnings and lower levels of total assets. The dividend payout ratio was 7.6% for the first quarter of 1994. It is UBI's policy to maintain an appropriate balance between earnings returned to stockholders in the form of dividends and earnings retained to provide internal capital growth.

        Risk-based capital guidelines established by the Federal Reserve Bank (FRB), UBI's primary regulator, started in 1991.
These guidelines began phase in on January 1, 1991, with final implementation on December 31, 1992. Under these guidelines, the FRB will monitor three ratios for capital levels. They are Tier I capital, Tier II capital and a Leverage ratio. Currently the FRB is requiring a minimum Tier I capital guideline of 4.00%, a Tier II capital guideline of 8.00%, and a Leverage ratio of 3.00%. At March 31, 1994, UBI had a 11.9% Tier I capital ratio, a 13.2% Tier II capital ratio, and a 7.8% Leverage ratio. All of UBI's capital ratios are above the regulatory guidelines and placed UBI in the "well capitalized" category currently defined by regulators. Well capitalized institutions are defined as those institutions having a Tier I capital level of 6.0%, a Tier II capital level of 10.0% and a Leverage ratio of 5.0%. This is the highest capital level category defined by regulators.


                                 - A27 -

Union Bancshares, Inc. and Subsidiaries


Analysis of Liquidity

        Liquidity for UBI's bank subsidiary, UNB, is represented by UNB's ability to generate a continuing stream of funds to satisfy its financial needs and the credit and deposit demands of its customers. Liquidity and interest sensitivity are managed in a coordinated asset/liability management program within the bank.

        Asset liquidity is derived from loan repayments and scheduled maturities of loans and other assets, primarily investment securities. At March 31, 1994, loan repayments and scheduled loan maturities within one year or less totaled $88,242,000. At March
31, 1994, investment securities, federal funds sold, FHLB overnight deposits, securities purchased under resale agreements and other investments, all of which are maturing within one year or less, totaled $49,373,000. These short term investment funds equaled
10.5% of aggregate interest-earning assets. This liquidity provides UNB with a substantial capacity to fund customers new credit demands, internal financial needs, deposit payouts and to take advantage of other attractive market conditions as they arise.

        On the liability side, the most significant sources of liquidity for UNB consist of customers new savings and time deposits under $100,000 and the renewal of customers maturing deposits. Other sources of liquidity include customers certificates of deposit of $100,000 or more, FHLB advances, and the purchase of federal funds and securities sold under agreements to repurchase.

        UBI relies on dividends and tax benefit payments from its subsidiaries and borrowings from unaffiliated banks to generate cash flow. Federal regulations restrict the payment of dividends by national banks by requiring approval of the Comptroller of the Currency if total dividends declared by a national bank in any calendar year exceed the bank's net profits for that year combined with its retained profits for the preceding two years. At March 31, 1994, dividends of approximately $6,392,000 were available from the bank subsidiary without such approval. UBI also has available for cash flow needs a $1,000,000 line-of-credit with Harris Bank and Trust Company of Chicago. As of March 31, 1994 the line-of-credit had a $0 balance.

                                 - A28 -

Union Bancshares, Inc. and Subsidiaries


Analysis of Interest Sensitivity

        Interest sensitivity is the cornerstone of UBI's asset/liability margin management system. Key asset and liability decisions are reviewed in the framework of this system with the objective of optimizing long-term profitability at an acceptable level of risk.

        The tables that follow summarize the asset/liability margin management status at March 31, 1994 (in thousands). Yields and rates shown in the table are interest income and expense only.
Factors such as loan fees are not included in the summary.

                                0-3       3-6       6-12       1-5       5+     Non-Rate
Repricing Maturity            Months    Months     Months     Years     Years   Sensitive    Total
  (In thousands)
Assets:
  Loans                      $127,034  $ 47,436   $20,235    $85,743   $15,726   $      0   $296,174
  Securities-Taxable           14,837     7,896    20,782     74,978     6,841          0    125,334
  Securities-Nontaxable         1,543     1,793     2,892     19,996    17,762          0     43,986
  Fed Funds Sold                    0         0         0          0         0          0          0
  Nonearning Assets                 0         0         0          0         0     53,197     53,197
    Total Assets              143,414    57,125    43,909    180,717    40,329     53,197    518,691

Liabilities and
 Stockholders' Equity:
  Interest-Bearing Demand
    Deposits                   11,628    62,479         0          0         0          0     74,107
  Savings Deposits             24,754    82,019         0          0         0          0    106,773
  Other Time Deposits          31,857    28,005    29,476     53,989    16,844          0    160,171
  Short-term Borrowings        21,268         0         0          0         0          0     21,268
  Long-term Borrowings         18,700       500     1,200      7,000         0          0     27,400
  Noncosting Liabilities            0         0         0          0         0     86,816     86,816
  Stockholders' Equity              0         0         0          0         0     42,156     42,156
    Total Liabilities and
     Stockholders' Equity     108,207   173,003    30,676     60,989    16,844    128,972    518,691
Repricing Gap                $ 35,207  $(115,878) $13,233    $119,728  $23,485   $(75,775)  $      0

Cumulative Repricing Gap     $ 35,207  $(80,671)  $(67,438)  $52,290   $75,775   $      0   $      0


                                 0-3       3-6      6-12        1-5       5+      Non-Rate
Interest Rate Analysis         Months    Months    Months      Years     Years    Sensitive   Total
Assets:
  Loans                         7.64%     12.24%     7.63%      7.82%     8.84%                8.49%
  Securities-Taxable            5.27       5.20      6.06       5.25      7.85                 5.53
  Securities-Nontaxable (1)     5.98       7.68      8.30       8.86      8.39                 8.49
  Fed Funds Sold                0.00       0.00      0.00       0.00      0.00                 0.00
  Nonearning Assets                                                                  0.00      0.00
    Total Assets                7.38      11.12      6.93       6.87      8.47       0.00      6.90

Liabilities and
 Stockholders' Equity:
  Interest-Bearing Demand
    Deposits                    1.97       1.97      0.00       0.00      0.00                 1.97
  Savings Deposits              2.09       2.15      0.00       0.00      0.00                 2.16
  Other Time Deposits           3.51       3.53      3.89       5.59      6.16                 4.56
  Short-term Borrowings         3.17       0.00      0.00       0.00      0.00                 3.17
  Long-term Borrowings          3.92       8.28      7.87       7.79      0.00                 5.16
  Noncosting Liabilities                                                             0.00      0.00
  Stockholders' Equity                                                               0.00      0.00
    Total Liabilities and
     Stockholders' Equity       3.02       2.33      4.05       5.84      6.16       0.00      2.54

Net Yield                       4.36%      8.79%     2.88%      1.03%     2.31%      0.00%     4.36%

(1) Tax-equivalent basis is calculated using a marginal federal tax rate of 34%.

                                  - A29 -