Form 10-Q
period 1994-06-30
UNION BANCSHARES INC /KS/
filed 1994-08-15
CIK 701546

SECURITIES AND EXCHANGE COMMISSION
                                        Washington, DC   20549

                                                FORM 10-Q

                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                 THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarter ended June 30, 1994
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

        The number of shares of Class A common stock outstanding as of June 30, 1994, was 350,690.

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

        The information required by Item 303 of Regulation S-K is contained on pages A-18 to A-32 of the attached Appendix under the caption "Management's Discussion and Analysis of Financial
Condition and Results of Operations".



                                 PART II

Item 1.  Legal Proceedings

        There were no legal proceedings pending during the fiscal quarter ended June 30, 1994, to which UBI or its subsidiaries was a party, other than ordinary routine litigation incidental to their business.

Item 2.  Changes in Securities

        There were no changes in securities during the fiscal quarter ended June 30, 1994.

Item 3.  Defaults Upon Senior Securities

        There were no defaults upon senior securities during the fiscal quarter ended June 30, 1994.

Item 4.  Submission of Matters to a Vote of Security Holders

        No information is required in response to this Item as no matters were submitted to a vote of UBI's security holders during the second quarter of 1994.

Union Bancshares, Inc. and Subsidiaries


Item 5.  Other Information

        There is no other information required to be disclosed under this caption for the fiscal quarter ended June 30, 1994.

Item 6.  Exhibits and Reports on Form 8-K

        (1)  Exhibits

                 None

        (2)  Reports on Form 8-K

                 During the period covered by this report, UBI filed one Form 8-K/A No. 1 dated April 4, 1994, that was filed under Item 2., "Acquisition or Disposition of Assets" and
                 Item 7., "Financial Statements and Exhibits" which provided the financial statements of First Community and the pro forma financial information of UBI not previously provided on the first 8-K dated April 4, 1994.

Union Bancshares, Inc. and Subsidiaries


                                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Union Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               UNION BANCSHARES, INC.



/S/ WILLIAM G. WATSON                                  /S/ STEVEN C. WORRELL
    By: William G. Watson                             By:  Steven C. Worrell
        President & Chief                             Executive Vice President,
        Executive Officer                                  Treasurer & Chief
                                                           Financial Officer

 (Principal Executive Officer)                    (Principal Accounting Officer)



        August 10, 1994                                     August 10, 1994
             Date                                                 Date

                                      THIS PAGE LEFT BLANK INTENTIONALLY

Union Bancshares, Inc. and Subsidiaries
Financial Information



















                                                  APPENDIX A

                                             FINANCIAL INFORMATION
                                                     - A 1 -

Union Bancshares, Inc. and Subsidiaries
Index to 1994 Financial Information


                                                                        Page

Financial Statements

   Condensed Consolidated Statement of Condition-
     June 30, 1994 and December 31, 1993                                 A-3

   Condensed Consolidated Statement of Income-
     Six months ended June 30, 1994 and 1993                             A-4

   Condensed Consolidated Statement of Cash Flows-
     Six months ended June 30, 1994 and 1993                             A-5

   Notes to Condensed Consolidated
     Financial Statements                                           A-6 to A-17


Management's Discussion and Analysis of Results of
  Operations and Financial Condition                                A-18 to A-32

Condensed Consolidated Statement of Condition -
  Average Balances and Interest Rates                               A-21 to A-22
                                         - A 2 -

Union Bancshares, Inc. an
Condensed Consolidated Statement of Condition

(In thousands)
                                                                            June 30,             December 31,
                                                                              1994                   1993
                                                                           (Unaudited)                 *
Assets
Cash and due from banks                                                    $    28,302             $    26,819
Federal funds sold and securities
  purchased under resale agreements                                                 --                      --
        Total cash and cash equivalents                                         28,302                  26,819

Investment securities held to maturity                                         143,284                 190,901
Investment securities available for sale                                        73,541                      --
        Total investment securities (market value -
          $215,151 and $194,872)                                               216,825                 190,901

Trading account securities                                                          --                      --

Loans                                                                          370,994                 298,062
Less:  Allowance for loan losses                                                (5,106)                 (4,400)
        Net loans                                                              365,888                 293,662

Premises and equipment                                                          14,664                  12,124
Other assets                                                                    27,577                   9,351
        Total assets                                                       $   653,256             $   532,857


Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                                     $    78,932             $    86,708
  Interest bearing                                                             434,575                 347,108
        Total deposits                                                         513,507                 433,816

Federal funds purchased and securities
  sold under agreements to repurchase                                           19,839                  24,493
Other short-term borrowings                                                      4,000                   4,034
FHLB advances                                                                   49,982                  16,900
Long-term borrowings                                                            14,300                   8,000
Other liabilities                                                                7,764                   4,798
        Total liabilities                                                      609,392                 492,041

Common stock,
  Class A, par value $10 per share;
  1,000,000 shares authorized,
  350,690 shares outstanding                                                     3,507                   3,507
Capital surplus                                                                  3,527                   3,527
Retained earnings                                                               36,890                  33,782
Unrealized gain on securities available for sale, net                              (60)                     --
        Total stockholders' equity                                              43,864                  40,816

        Total liabilities and
          stockholders' equity                                             $   653,256             $   532,857












* Condensed from audited financial statements

The accompanying notes are an integral part of these financial statements.
                                        - A 3 -

Union Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statement of Income

(Unaudited)
(In thousands except per share data)

                                                              Three months ended            Six months ended
                                                                   June 30,                     June 30,
                                                              1994        1993             1994        1993
Interest income:
  Interest and fees on loans                                $    8,417  $    6,901       $  15,076   $   13,752
  Interest and dividends on
    investment securities                                        2,933       2,992           5,377        5,910
  Interest on trading account securities                             1           1               1            2
  Interest on Federal funds sold
    and securities purchased
    under resale agreements                                         47          35              49           73
        Total interest income                                   11,398       9,929          20,503       19,737

Interest expense:
  Interest on deposits                                           3,597       3,297           6,352        6,821
  Interest on Federal funds purchased
    and securities sold
    under agreements to repurchase                                 149         151             358          283
  Interest on other short-term borrowings                           25          17              47           38
  Interest on FHLB advances                                        737         143             885          186
  Interest on long-term borrowings                                 267         199             433          406
        Total interest expense                                   4,775       3,807           8,075        7,734

        Net interest income                                      6,623       6,122          12,428       12,003

Provision for loan losses                                          605         625           1,210        1,250

        Net interest income after
          provision for loan losses                              6,018       5,497          11,218       10,753

Other income                                                     3,030       1,997           5,452        3,900
Other expense                                                    6,420       5,691          12,051       11,167

  Income before income tax expense                               2,628       1,803           4,619        3,486

Income tax expense                                                 702         547           1,301        1,028

        Net income                                          $    1,926  $    1,256       $   3,318   $    2,458

Earnings per share data:
  Net income                                                     $5.49       $3.58           $9.46        $7.01

  Dividends                                                       $.30        $.30            $.60         $.60













The accompanying notes are an integral part of these financial statements.
                                         - A 4 -

Union Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows

(Unaudited) (in thousands)
                                                                                      Six months ended
                                                                                          June 30,
                                                                                  1994                 1993
Cash flows from operating activities:
  Net income                                                                   $     3,318           $    2,458
  Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization                                                  1,236                  864
      Amortization of purchase premium                                                 221                  182
      Provision for loan losses                                                      1,210                1,250
      (Gain) loss on sale of investment securities
        available for sale                                                            (416)                   1
      Gain on sale of trading account securities                                        (9)                 (14)
      Net decrease in trading account securities                                         9                  209
      Gain on sale of loans                                                         (1,005)                  --
      (Gain) loss on sale of premises and equipment                                    (19)                   4
      Net increase in other assets
        net of effects of purchase                                                  (7,231)                (985)
      Net (decrease) increase in other liabilities
       net of effects of purchase                                                     (834)               2,412
        Net cash (used) provided by operating activities                            (3,520)               6,381

Cash flows from investing activities:
  Proceeds from sales of investment securities
    available for sale                                                              38,395                   --
  Proceeds from maturities and paydowns
    of investment securities available for sale                                     10,730                   --
  Purchases of investment securities available for sale
      net of effects of purchase                                                    (8,946)                  --
  Proceeds from maturities and paydowns
    of investment securities held to maturity                                       23,106               63,089
  Purchases of investment securities held to maturity
      net of effects of purchase                                                   (25,771)             (62,072)
  Mark to market adjustment for securities
      available for sale                                                                73                   --
  Net increase in loans net of effects of purchase                                  (2,985)              (7,331)
  Proceeds from sale of loans                                                        8,036                   --
  Purchases of premises and equipment
      net of effects of purchase                                                    (2,018)                (770)
  Proceeds from sales of premises and equipment                                         19                    3
  Purchase of institution, net of cash acquired                                    (12,337)                  --
        Net cash provided (used) by investing activities                            28,302               (7,081)

Cash flows from financing activities:
  Net decrease in demand deposits
    and savings accounts net of effects of purchase                                (11,954)              (4,666)
  Net decrease in time deposits net of effects of purchase                          (7,735)             (17,588)
  Net increase (decrease) in Federal funds purchased
    and securities sold under agreements to repurchase                              (4,654)               5,404
  Net (decrease) increase in other short-term borrowings                               (34)                 380
  Net (decrease) increase in long-term borrowings                                    6,300               (1,050)
  Net (decrease) increase in FHLB advances
       net of effects of purchase                                                   (4,953)              14,800
  Adjustment to stockholders' equity for mark to market                                (59)                  --
  Cash dividends paid                                                                 (210)                (210)
        Net cash used by financing activities                                      (23,299)              (2,930)

Net increase (decrease) in cash and cash equivalents                                 1,483               (3,630)
Cash and cash equivalents at January 1                                              26,819               50,556
Cash and cash equivalents at June 30                                           $    28,302           $   46,926

Supplemental Disclosures:
  Cash payments for:          Interest                                              $6,683               $6,613
                              Income taxes                                          $1,635               $1,325

The accompanying notes are an integral part of these financial statements.
                                       - A 5 -

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

      For 1993, investment securities were stated at cost, adjusted for amortization of premium and accretion of discount. Gains or losses on security transactions were recognized upon realization and were reported as a separate component of non-interest income. The specific identification method was used in determining the cost of investment securities sold.
                                        - A 6 -

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

      Loan losses are charged to the allowance and recoveries are credited to the allowance. A provision for loan losses is made to maintain the allowance at a level that, in management's judgment, is adequate to absorb potential losses inherent in the loan portfolio.
                                        - A 7 -

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


2.  Cash and Due From Banks

      Federal Reserve Bank regulations require the subsidiary bank to maintain certain reserve balances relating to deposits. The reserves may be maintained in the form of vault cash or balances maintained with a Federal Reserve Bank. For the two-week reserve period inclusive of June 30, 1994, daily average reserves of $9,757,000 were maintained. For the two-week reserve period inclusive of December 31, 1993, daily average reserves of $10,553,000 were maintained.
                                        - A 8 -

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.  Investment Securities

Investment Securities Held To Maturity

      The book value and estimated market values of investments in securities being held to maturity are as follows (in thousands):

                                                                             June 30, 1994
                                                                                Gross                Estimated
                                                            Book             Unrealized               Market
                                                            Value        Gains         Losses          Value
U.S. Treasury securities                                 $   18,427    $       62    $     (418)   $    18,071
U.S. government corporations
  and agencies                                               77,602            38        (1,919)        75,721
Obligations of states
  and political subdivisions                                 42,944         1,143          (568)        43,519
Corporate securities                                          4,061            --           (12)         4,049
Mortgage-backed securities                                       --            --            --             --
Other investments                                               250            --            --            250
        Total                                            $  143,284    $    1,243    $   (2,917)   $   141,610

                                                                           December 31, 1993
                                                                                Gross                Estimated
                                                            Book             Unrealized               Market
                                                            Value        Gains         Losses          Value
U.S. Treasury securities                                 $   24,500    $      236    $       (7)   $    24,729
U.S. government corporations
  and agencies                                               85,899           662          (261)        86,300
Obligations of states
  and political subdivisions                                 42,555         2,272           (16)        44,811
Corporate securities                                          4,107            51            --          4,158
Mortgage-backed securities                                   28,126         1,098           (64)        29,160
Other investments                                             5,714            --            --          5,714
        Total                                            $  190,901    $    4,319    $     (348)   $   194,872

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

                                                                                         June 30, 1994
                                                                                                     Estimated
                                                                                    Book              Market
                                                                                    Value              Value
Due in one year or less                                                          $   30,828        $    30,585
Due after one year through five years                                                89,388             87,922
Due after five years through ten years                                               21,344             21,255
Due after ten years                                                                   1,724              1,848
        Total                                                                    $  143,284        $   141,610

                                         - A 9 -

Union Bancshares, Inc and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.  Investment Securities (Continued)

Investment Securities Available For Sale

        The book value and estimated market values of investments in securities available for sale are as follows (in thousands):

                                                                             June 30, 1994
                                                                                Gross                Estimated
                                                            Book             Unrealized               Market
                                                            Value        Gains         Losses          Value
U.S. Treasury securities                                 $    2,060      $   --       $     (3)    $     2,057
U.S. government corporations
  and agencies                                               11,972           2            (41)         11,933
Obligations of states
  and political subdivisions                                  3,313          32            (79)          3,266
Corporate securities                                             --          --             --              --
Mortgage-backed securities                                   46,945         404           (387)         46,962
Other investments                                             9,323          --             --           9,323
        Total                                            $   73,613      $  438       $   (510)    $    73,541

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

                                                                                         June 30, 1994
                                                                                                     Estimated
                                                                                    Book              Market
                                                                                    Value              Value
Due in one year or less                                                          $   23,605        $    23,651
Due after one year through five years                                                28,132             28,026
Due after five years through ten years                                                7,157              7,112
Due after ten years                                                                  14,719             14,752
        Total                                                                    $   73,613        $    73,541

        Gross realized gains and losses from the sale of investment securities available for sale for the six months ended June 30, 1994 are as follows:

                                                                            June 30,
                                                                             1994
Realized gains                                                             $   421
Realized losses                                                                 (5)

                                        - A 10 -

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.  Investment Securities (Continued)

        Investment securities being held to maturity with a book value of $37,869,270 and $41,322,000 were pledged to secure deposits of public funds at June 30, 1994, and December 31, 1993 respectively. Investment securities available for sale with a book value of $7,000,000 were pledged to secure deposits of public funds at June
30, 1994.  Total pledgings required at June 30, 1994, and December
31, 1993, were $10,710,000 and $17,038,000, respectively.


4.  Allowance for Loan Losses

        Changes in the allowance for loan losses were as follows (in thousands):

                                                                                     1994               1993
Balance at January 1                                                               $  4,400           $  3,400
Provision charged to income                                                           1,210              1,250
Recoveries of amounts charged off                                                       254                249
Losses charged to the allowance                                                      (1,104)              (943)
Allowance acquired through merger                                                       346                 --
Balance at June 30                                                                 $  5,106           $  3,956

5.  Premises and Equipment

        Premises and equipment are summarized as follows (in thousands):

                                                                              Accumulated               Book
At June 30, 1994                                             Cost            Depreciation               Value
Land                                                      $   2,287           $      --              $   2,287
Building and improvements                                    17,722               8,628                  9,094
Furniture and equipment                                       7,068               3,785                  3,283
                                                          $  27,077           $  12,413              $  14,664

                                                                              Accumulated               Book
At December 31, 1993                                         Cost            Depreciation               Value
Land                                                      $   2,150           $      --              $   2,150
Building and improvements                                    15,820               8,288                  7,532
Furniture and equipment                                       5,804               3,362                  2,442
                                                          $  23,774           $  11,650              $  12,124

6.  Deposits

        Interest bearing deposits at June 30, 1994 and December 31, 1993, were as follows (in thousands):

                                                                                  June 30,     December 31,
                                                                                    1994             1993
Demand deposits                                                                  $   81,398       $    75,111
Savings deposits                                                                    125,655           107,393
Time deposits under $100,000                                                        209,473           152,396
Time deposits $100,000 and over                                                      18,049            12,208
                                                                                 $  434,575       $   347,108

                                        - A 11 -

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.  Short-term Borrowings

        Short-term borrowings of Union Bancshares, Inc. consist of the following (in thousands):

                                                                                  June 30,      December 31,
                                                                                    1994             1993
Demand note collateralized by stock of UNB at
  lender's prime rate of 7.25% at June 30, 1994
  and 5.50% at December 31, 1993                                                  $     --         $     --

Treasury tax and loan demand note collateralized
  by pledged U.S. Treasury securities                                                4,000            4,034
                                                                                  $  4,000         $  4,034

8.  FHLB Advances

        Federal Home Loan Bank (FHLB) advances outstanding at June 30, 1994 for UBI are detailed below. The advances provide one of many funding alternatives that are used by UBI in its asset/liability management process for acquiring funds to meet customer loan needs and as a source of funds for other asset/liability strategies. Currently all FHLB advances are at a fixed rate to maturity. Maturities and weighted average rates of the FHLB advances are as follows (in thousands):

                                                      Year                      Rate                   Amount
                                                      1994                       4.97                   18,700
                                                      1995                       7.46                    9,700
                                                      1996                       8.05                   10,825
                                                      1997                       6.69                    7,175
                                                      1998                       6.55                    3,000
                                                                                 6.48%               $  49,400

9.  Long-term Borrowings

        At June 30, 1994 and December 31, 1993 UBI had a note payable to Harris Bank for $14,300,000 and $8,000,000, respectively, at a fixed rate of 8.03% until March 31, 1995. After this date the rate will float at LIBOR plus 1.75%. The note is collateralized by stock of UNB. Principal payments of $528,571 per quarter began on June 30, 1994 with the final payment on March 31, 2001. Interest is payable quarterly.

On April 4, 1994, UBI borrowed $7,300,000 primarily to use in the acquisition and merger of First Community Federal Savings and Loan Association. This is detailed further in footnote 15.
                                        - A 12 -

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

                                                                           Remaining
                                                                        Maturities for:
                                                                    1994          $   1,087
                                                                    1995              2,114
                                                                    1996              2,114
                                                                    1997              2,114
                                                                    1998              2,114
                                                                    1999              2,114
                                                                    2000              2,114
                                                                    2001                529
                                                                                  $  14,300

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

        Financial instruments whose contract amounts represent credit risk at June 30, 1994 and December 31, 1993 (in thousands):

                                                                                           At
                                                                                June 30,        December 31,
                                                                                   1994              1993
                 Commitments to extend credit:
                   Credit card lines                                             $150,178          $208,695
                   Standby letters of credit                                        2,328             2,191
                   Other loan commitments                                          55,915            50,384

                                        - A 13 -

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

        UBI grants agribusiness, commercial, individual, bankcard, and residential loans to customers throughout the State of Kansas and bankcard loans in the States of Mississippi and Louisiana. UBI has a diversified loan portfolio, without what it considers undue concentration in any one economic sector.


11.  Dividend Availability

        Approval of the Comptroller of the Currency is required if total dividends declared by a national bank in any calendar year exceed the bank's net profits for that year combined with its retained profits for the preceding two years. At June 30, 1994, dividends of approximately $7,667,000 were available from the bank subsidiary without the approval of the Comptroller of the Currency.


12.  Retirement Plan

        UBI's bank subsidiary has an employee thrift plan covering substantially all of its employees after one year of service. Contributions are made based on a percentage of each participant's contribution. The total expense for the six months ended June 30, 1994 and 1993, was $120,000 and $95,000 respectively.
                                        - A 14 -

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.  Supplementary Income Statement Information

        Items included on the Consolidated Statement of Income under the captions of other income and other expense which exceed one percent of gross income are as follows (in thousands):

                                                              Three months ended         Six months ended
                                                                   June 30,                      June 30,
                                                               1994        1993             1994        1993
Other income:
  Bankcard fees                                             $     668   $     752        $   1,332   $    1,454
  Service charges                                                 673         632            1,296        1,193
  Trust fees                                                      340         336              752          698
  Gain on sale of investment securities
    available for sale                                             (5)         --              416           (1)
  Gain on sale of bankcard portfolio                            1,005          --            1,005           --
  Other                                                           349         277              651          556
                                                            $   3,030   $   1,997        $   5,452   $    3,900

Other expense:
  Salaries and benefits                                     $   2,945   $   2,563        $   5,519   $    5,000
  Bankcard fees                                                   508         546            1,015        1,043
  Data processing                                                 296         298              591          588
  Equipment                                                       496         435              925          824
  Occupancy, net of revenues of
    $108, $109, $215 and $219                                     400         355              756          711
  Postage                                                         144         148              292          312
  Marketing                                                       141         142              308          293
  Supplies                                                        201         219              421          412
  Amortization of purchase premiums                               151          91              221          182
  FDIC insurance                                                  302         265              544          529
  Other                                                           836         629            1,459        1,273
                                                            $   6,420   $   5,691        $  12,051   $   11,167

14.  Parent Company Only Financial Statements

Union Bancshares, Inc.
Statement of Condition (Parent Only)
(In thousands)

                                                                            June 30,             December 31,
                                                                              1994                   1993
Assets
Cash                                                                         $   1,365             $    1,328
Investment in subsidiaries                                                      57,025                 47,910
Other assets                                                                       181                      6
        Total assets                                                         $  58,571             $   49,244

Liabilities and Stockholders' Equity
Short-term borrowings                                                        $      20             $       20
Long-term borrowings                                                            14,300                  8,000
Other liabilities                                                                  327                    408
  Total liabilities                                                             14,647                  8,428

Common stock,
  Class A, par value $10 per share;
  1,000,000 shares authorized,
  350,690 shares outstanding                                                     3,507                  3,507
Capital surplus                                                                  3,527                  3,527
Retained earnings                                                               36,890                 33,782
  Total stockholders' equity                                                    43,924                 40,816
        Total liabilities and
          stockholders' equity                                               $  58,571             $   49,244

                                        - A 15 -

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.  Parent Company Only Financial Statements (Continued)

Union Bancshares, Inc.
Statement of Income (Parent Only)
(In thousands)

                                                              Three months ended         Six months ended
                                                                   June 30,                      June 30,
                                                               1994        1993             1994        1993

Income:
  Dividends from subsidiaries                               $      870  $      700       $   1,620   $    1,400
  Interest income                                                    9          10              16           24
    Total income                                                   879         710           1,636        1,424

Expenses:
  Interest expense                                                 267         199             433          406
  Other expense                                                    142         138             285          277
    Total expenses                                                 409         337             718          683

Income before income tax benefit
  and equity in undistributed
  net income of subsidiaries                                       470         373             918          741
Income tax benefit                                                 182         112             285          225

Income before equity in undistributed
  net income of subsidiaries                                       652         485           1,203          966
Equity in undistributed net
  income of subsidiaries                                         1,274         771           2,115        1,492
Net income                                                  $    1,926  $    1,256       $   3,318   $    2,458

Union Bancshares, Inc.
Statement of Cash Flows (Parent Only)
(In thousands)

                                                                                 Six months ended June 30,
                                                                              1994                   1993
Cash flows from operating activities:
  Net income                                                               $    3,318                $   2,458
  Adjustments to reconcile net income to net
    cash provided by operating activities:
        Equity in undistributed earnings of
         subsidiaries                                                          (2,115)                  (1,492)
        (Increase), decrease in other assets                                      (48)                       7
        Decrease in short-tern borrowings                                          --                      (50)
        (Decrease) increase in other liabilities                                  (81)                     254
             Net cash provided by operating activities                          1,074                    1,177

Cash flows from investing activities:
  Net (increase), decrease in loans                                              (127)                     304
             Net cash provided by investing activities                           (127)                     304

Cash flows from financial activities:
  Increase, (decrease) in long-term borrowings                                  6,300                   (1,000)
  Purchase UNB stock                                                           (7,000)                      --
  Cash dividends paid                                                            (210)                    (210)
             Net cash used by financing activities                               (910)                  (1,210)

Net increase in cash                                                               37                      271

Cash at January 1                                                               1,328                    1,314
Cash at June 30                                                            $    1,365                $   1,585

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

        The total cost of the transaction was $12,795,000. The purchase price was determined by assessing the worth in dollars of the ongoing income stream generation from First Community, taking into consideration market value of assets and liabilities. The transaction, which will be accounted for as a purchase, was financed with a $7,000,000 loan from Harris Bank and Trust in Chicago and the remaining $5,795,000 from internal funds.

        First Community was a savings and loan institution with total assets as of April 4, 1994 of $148,000,000, and offered full service banking from three branches. These facilities are located one each in Winfield, Arkansas City and Derby, Kansas. All three of these offices were part of the merger and will be ran as branches of UNB.

        The following table presents supplementary information regarding the cash paid for First Community (in thousands):

                                                                                                       1994
             Fair value of assets acquired                                                        $    149,058
             Fair value of liabilities assumed                                                        (141,111)
             Cost in excess of net assets acquired                                                       4,848
                 Cash paid                                                                              12,795
                 Cash acquired                                                                             458
                 Net cash paid                                                                    $     12,337

        For the transaction, accounted for as a purchase, the consolidated statement of income includes only the income and expenses of First Community since acquisition. The purchase price has been allocated to the net assets acquired based on their fair values with the excess allocated to cost in excess of net assets acquired. The effect on results of operation for 1994, had the purchase transaction occurred at the beginning of the year, is not material.
                                         - A 17 -

Union Bancshares, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
Results of Operations

        For the six months ended June 30, 1994, net income was $3,318,000, an increase of $860,000 or 35.0% from the $2,458,000 earned during the same period in 1993. Annualized, this produced a return on average assets of 1.13%, compared to .92% for the preceding year. The increase in earnings for the first half of 1994 was due mainly to a gain from the sale of a bankcard portfolio, gains from the sale of securities held for sale, and from an increase in the net interest income in the second quarter as the result of the merger acquisition of First Community Federal Savings and Loan Association (First Community).

        On October 13, 1993, UBI and its wholly owned subsidiary, UNB, signed an Acquisition Merger Agreement with First Community. The agreement was approved by stockholders and by regulators. The actual merger of the two institutions took place on April 4, 1994.
The three locations of First Community became three new branches of UNB on April 4, 1994. The completion of back room consolidations are expected to be completed late third quarter to early fourth quarter of 1994. UBI borrowed $7,000,000 from Harris Trust and Savings Bank in Chicago to finance this transaction.

        The bankcard sale resulted in a gain of approximately $1,005,000. The sale occurred when an affinity card group put up for bid the servicing that was being provided by UNB. Another institution won the bid for servicing the card base and was required to purchase the outstanding portfolio balance from UNB. The total outstandings of the portfolio at the time of sale was approximately $8,036,000. The total receivable from the acquiring institution was included in other assets at June 30, 1994. UNB is in negotiations with an institution for the sale of another affinity card group that UNB is currently servicing. The sale is anticipated to close sometime in the 4th quarter of 1994 or the first quarter of 1995. The outstandings for this portfolio at June 30, 1994 was $7,000,000.

        The security sales were made from the available for sale portfolio in anticipation of the merger of First Community with and into UNB. This was done to position the combined portfolio for asset liability needs of the combined institutions. The gains totaled approximately $416,000. UNB evaluates on an ongoing basis its held for sale portfolio for sale opportunities to take advantage of opportunities for repositioning its balance sheet to enhance long term profitability.
                                       - A 18 -

Union Bancshares, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

        The net interest income was up in the second quarter of 1994 after being down in the first quarter as compared to 1993. This was due to increased volumes from the acquisition of First Community. Interest spreads and margins continued to decline in the second quarter as they had in the first quarter of 1994. Interest rates on loans were repricing downward at a faster rate than were deposit rates during the latter half of 1993 and into the first half of 1994. Also, the spreads between rates paid on deposits and borrowed funds and rates charged for loans has continued to narrow due to market pressures. Management looks for this pressure on margins to continue for the remainder of 1994. While interest rates have increased in the first half of 1994, it has not had any significant impact on increasing net interest margins. The net interest income for the remainder of 1994 is anticipated to be up due to the addition of First Community. First Community added approximately $140,000,000 in assets to the balance sheet.

        Trust fees and service charge income were up in the first half of 1994 compared to the same period last year due to increased business. Trust fees were up some 7.7% while service charge income was up 8.6%. UNB continues to look for increased fee income business through new products, new markets and new sales.

        Expenses in the first half of 1994 were up 7.9% over the same period in 1993. This was higher than the 2.8% for the first quarter of 1994 due to the added costs of merging in First
Community. Management continues to look for ways to reduce its expenses through new technological advances, redesign of work flows or lower cost providers of services. Salaries and benefits were the largest dollar increase over 1993 at $519,000. This is from the First Community merger and normal salary and benefit increases.

        The balance sheet was up $50,277,000 on average in the first half of 1994 compared to 1993 due to the merger acquisition of First Community. UNB was experiencing a reduction in its deposit totals, which management attributes to customers reducing debt loads as well as investing in higher rate and higher risk products in stocks and mutual funds. With the increase in rates during the later part of the first quarter and on into the second quarter of 1994, management believes that deposits may stop their decline and begin increasing. This has been an industry trend.

        Management believes earnings will be up over 1993 levels from increased business at UNB and also from the addition of First Community. First Community will add new assets to UNB's existing balance sheet. The addition of First Community will add mortgage lending expertise to UNB's existing markets, while UNB will bring commercial and consumer banking and trust expertise and products to the First Community markets. The merger will also bring reduced costs to the combined entities from back room consolidations.
                                       - A 19 -

Union Bancshares, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

        Management continues to evaluate potential acquisition candidates. It is the belief of management that growth through acquisitions will help to provide increased future shareholder value and assist in meeting competition through cost efficiencies.

        UBI received approval from the Federal Reserve Bank on September 16, 1993 to form a Community Development Corporation, UBI Financial Services, Inc. (UBIFS). UBI in joint partnership with Mennonite Housing Rehabilitation Services, Inc., (Mennonite Housing), is assisting with the construction of a low to moderate income elder housing project in south central Wichita near the Broadway branch of UNB. UBI is also working with Mennonite Housing to complete a low to moderate income elder housing project on 21st Street of Wichita. UBI is also working with the City of Wichita, Sedgwick County, State of Kansas and community individuals of the area to help build a new commercial business center at the same area on 21st Street. It is also working with the Federal National Mortgage Association to provide lease purchase low income home ownership for individuals in the area. In conjunction with 21st street community leaders and residents, UBI is assisting to help revitalize this low to moderate income area. UBI through its subsidiary, UBIFS, will be looking for other projects with Mennonite Housing or others to help fund low to moderate income projects in all the communities it serves.

        The significant elements of income and expense affecting net income are detailed separately in the ensuing analyses.

                                        - A 20 -

Union Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Condition - Average Balances and Interest Rates
(Taxable equivalent basis in thousands of dollars)

                                                                        Three Months Ended June 30,
                                                                   1994                          1993
                                                            Average     Average            Average     Average
                                                            Balance      Rates             Balance      Rates
Assets
Loans (1)(2)                                               $   373,272     9.05%         $  285,800       9.69%
Investment securities:
  Taxable                                                      171,178     5.44             167,033       5.82
  Nontaxable (2)                                                44,995     8.27              38,058       9.05
Trading account securities (2)                                      42     6.36                  92       5.60
Federal funds sold and securities
  purchased under resale agreements                              4,541     4.13               4,573       3.01
        Total earning assets                                   594,028     7.91             495,556       8.28

Cash and due from banks                                         32,082                       30,914
Premises and equipment                                          14,926                       12,062
Other assets                                                    16,435                       11,690
Allowance for loan losses                                       (5,048)                      (3,832)
        Total assets                                       $   652,423                   $  546,390



Liabilities & Stockholders' Equity
Interest bearing demand deposits                           $    86,078     1.93          $   75,212       2.17
Interest bearing savings deposits                              127,928     2.00             112,537       2.37
Interest bearing time deposits
  under $100,000                                               211,947     4.56             172,694       4.95
Interest bearing time deposits
  over $100,000                                                 13,345     4.00               9,364       3.95
Federal funds purchased and securities
  sold under agreements to repurchase                           17,425     3.44              23,879       2.53
Other short-term borrowings                                      2,635     3.78               2,472       2.78
FHLB advances                                                   50,780     5.82              17,170       3.35
Long-term borrowings                                            14,578     7.36               9,295       8.58
        Total costing liabilities                              524,716     3.65             422,623       3.61
Non-interest bearing demand                                     79,194                       80,036
Other liabilities                                                6,442                        5,819
        Total liabilities                                      610,352                      508,478
Stockholders' equity                                            42,071                       37,912
        Total liabilities and
          stockholders' equity                             $   652,423                   $  546,390

Interest spread                                                            4.26%                          4.67%

Net interest margin (3)                                                    4.69%                          5.20%









(1) Includes nonaccrual loans at principal amount outstanding.
    Interest on loans includes loan fees of $285 in 1994 and $242 in 1993.

(2) Income and rates are calculated using a marginal Federal tax rate of 34%.

(3) Net interest margin equals net interest income divided by average earning assets.

                                        - A 21 -

Union Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Condition - Average Balances and Interest Rates
(Taxable equivalent basis in thousands of dollars)

                                                                         Six Months Ended June 30,
                                                                   1994                          1993
                                                            Average     Average            Average     Average
                                                            Balance      Rates             Balance      Rates
Assets
Loans (1)(2)                                               $   334,809     9.09%         $  283,625       9.78%
Investment securities:
  Taxable                                                      155,775     5.41             163,800       5.90
  Nontaxable (2)                                                43,216     8.45              37,087       9.20
Trading account securities (2)                                      22     6.53                 101       6.60
Federal funds sold and securities
  purchased under resale agreements                              2,426     4.08               4,817       3.04
        Total earning assets                                   536,248     7.95             489,430       8.37

Cash and due from banks                                         31,590                       30,507
Premises and equipment                                          13,652                       12,009
Other assets                                                    13,062                       11,249
Allowance for loan losses                                       (4,809)                      (3,729)
        Total assets                                       $   589,743                   $  539,466



Liabilities & Stockholders' Equity
Interest bearing demand deposits                           $    80,740     1.95          $   74,546       2.20
Interest bearing savings deposits                              117,478     2.06             114,064       2.48
Interest bearing time deposits
  under $100,000                                               183,039     4.59             175,870       5.06
Interest bearing time deposits
  over $100,000                                                 10,711     3.84               9,942       4.03
Federal funds purchased and securities
  sold under agreements to repurchase                           23,081     3.13              22,108       2.58
Other short-term borrowings                                      2,929     3.25               2,708       2.81
FHLB advances                                                   34,083     5.24              10,522       3.57
Long-term borrowings                                            11,302     7.73               9,643       8.49
        Total costing liabilities                              463,363     3.51             419,403       3.72
Non-interest bearing demand                                     78,842                       77,608
Other liabilities                                                5,686                        5,171
        Total liabilities                                      547,891                      502,182
Stockholders' equity                                            41,852                       37,284
        Total liabilities and
          stockholders' equity                             $   589,743                   $  539,466

Interest spread                                                            4.44%                          4.65%

Net interest margin (3)                                                    4.91%                          5.19%









(1) Includes nonaccrual loans at principal amount outstanding.
    Interest on loans includes loan fees of $446 in 1994 and $417 in 1993.

(2) Income and rates are calculated using a marginal Federal tax rate of 34%.

(3) Net interest margin equals net interest income divided by average earning assets.

                                        - A 22 -

Union Bancshares, Inc. and Subsidiaries


Analysis of Net Interest Income

        Net interest income, the most significant element of UBI's earnings, represents the difference between the interest earned on loans and other investments, and the interest incurred for deposits and other sources of funds. For purposes of the analysis below, net interest income is adjusted to convert tax-exempt income to a fully tax-equivalent basis. This adjustment does not affect net income since a statement of income prepared on a tax-equivalent basis includes an offsetting amount in income tax expense.

The following table reflects net interest income on a tax-equivalent basis (1) for the three and six months ended June 30, 1994, and 1993 (in thousands):

                                                                            Three Months Ended June 30,
                                                                       1994            1993          Change
Interest income                                                     $    11,398    $     9,929     $    1,469
Tax-equivalent adjustment                                                   320            296             24
Interest income--tax-equivalent basis                                    11,718         10,225          1,493
Interest expense                                                          4,775          3,807            968
Net interest income                                                 $     6,943    $     6,418     $      525

Average earning assets                                              $   594,028    $   495,556       $(98,472)
Net interest margin                                                        4.69%          5.20%          (.51)%
                                                                             Six Months Ended June 30,
                                                                        1994            1993          Change
Interest income                                                      $   20,503      $   19,737    $      766
Tax-equivalent adjustment                                                   625             585            40
Interest income--tax-equivalent basis                                    21,128          20,322           806
Interest expense                                                          8,075           7,734           341
Net interest income                                                  $   13,053      $   12,588    $      465

Average earning assets                                               $  536,248      $  489,430    $   46,818
Net interest margin                                                        4.91%           5.19%         (.28)%

        The increase in the net interest income in the second quarter offsetting the $59,000 reduction in the first quarter is due to the increased volume of assets from the merger acquisition of First Community that took place on April 4, 1994. A more rapid downward change in loan rates than deposit rates and market pressures on spreads between rates charged on loans and paid on deposits and other funding sources have caused a reduction in net interest margin for 1994. Deposit rates had fallen early in 1993, but then leveled off during the last half of 1993. Refinancing and early pay offs of loans continued with new loans being booked at lower yields. This trend continued in the first quarter of 1994. With the slight rise in interest rates late in the first quarter of 1994 due to pressures from the Federal Reserve, the margin should improve slightly. Loan growth in the latter half of 1993 and first quarter of 1994 has helped to improve the margin. For the year
1994, it is anticipated that margins will be squeezed from the levels of 1993. However, net interest income should be up due to the addition of First Community as discussed on page A 18.

[FN]
(1) Tax-equivalent basis is calculated using a marginal Federal tax rate of 34%.
                                         - A 23 -

Union Bancshares, Inc. and Subsidiaries


Changes in Tax-equivalent Net Interest Income


        The following table analyzes the increase in tax-equivalent net interest income in terms of the respective amounts attributable to changes in interest rate, changes in average balances, and changes in both rate and balance.

(In thousands)
                                                                             Three Months Ended
                                                                            June 30, 1994 vs 1993
                                                                                   Change attributable to
                                                               Total                                     Rate/
                                                              Change         Rate          Volume        Volume
Increase (decrease) in:
 Interest income:
  Loans (1)                                                  $  1,516        $ (457)      $  2,113     $  (140)
  Investment securities:
    Taxable                                                      (104)         (160)            60          (4)
    Nontaxable (1)                                                 69           (74)           156         (13)
  Trading account securities (1)                                   --            --             --          --
  Federal funds sold and securities
    purchased under resale agreements                              12            12             --          --
        Total                                                   1,493          (679)         2,329        (157)


 Interest expense:
  Interest-bearing demand deposits                                  7           (45)            58          (6)
  Interest-bearing savings deposits                               (27)         (104)            91         (14)
  Interest-bearing time deposits
    under $100,000                                                279          (168)           485         (38)
  Interest-bearing time deposits
    over $100,000                                                  41             1             40          --
  Federal funds purchased and securities
    sold under agreements to repurchase                            (1)           54            (41)        (14)
  Other short-term borrowings                                       7             6              1          --
  FHLB advances                                                   593           105            281         207
  Long-term borrowings                                             69           (28)           113         (16)

        Total                                                     968          (179)         1,028         119

        Increase in net interest income                      $    525        $ (500)      $  1,301     $  (276)











(1) Tax-equivalent basis is calculated using a marginal Federal tax rate of 34%.

                                        - A 24 -

Union Bancshares, Inc. and Subsidiaries








                                                                              Six Months Ended
                                                                            June 30, 1994 vs 1993
                                                                                   Change attributable to
                                                               Total                                     Rate/
                                                              Change         Rate          Volume        Volume
Increase (decrease) in:
 Interest income:
  Loans (1)                                                   $  1,325     $   (981)      $  2,483     $  (177)
  Investment securities:
    Taxable                                                       (610)        (395)          (235)         20
    Nontaxable (1)                                                 118         (139)           280         (23)
  Trading account securities (1)                                    (3)          --             (3)         --
  Federal funds sold and securities
    purchased under resale agreements                              (24)          24            (36)        (12)
        Total                                                      806       (1,491)         2,489        (192)


 Interest expense:
  Interest-bearing demand deposits                                 (33)         (92)            67          (8)
  Interest-bearing savings deposits                               (199)        (234)            42          (7)
  Interest-bearing time deposits
    under $100,000                                                (243)        (406)           180         (17)
  Interest-bearing time deposits
    over $100,000                                                    5          (10)            15          --
  Federal funds purchased and securities
    sold under agreements to repurchase                             76           61             12           3
  Other short-term borrowings                                        9            6              3          --
  FHLB advances                                                    699           87            417         195
  Long-term borrowings                                              27          (36)            70          (7)

        Total                                                      341         (624)           806         159

        Increase in net interest income                       $    465     $   (867)      $  1,683     $  (351)











(1) Tax-equivalent basis is calculated using a marginal Federal tax rate of 34%.

                                        - A 25 -

Union Bancshares, Inc. and Subsidiaries


Analysis of Non-Interest Income

        Non-interest income for the three months ended June 30, 1994, was $3,030,000, representing an increase of $1,033,000, or 51.7% from the same period in the preceding year. For the six months ended June 30, 1994, non-interest income increased 39.8% from the prior year. This increase resulted primarily from the gain on the sale of a portion of the bankcard portfolio. See page A 18 for further detail. Security gains were also up from the prior year.
In the first quarter of 1994, UBI sold $11,593,000 of U.S. Agency and mortgage-backed securities from the "available for sale" category with the proceeds being partially reinvested in nontaxable municipal securities. This was done in anticipation of the merger that occurred on April 4, 1994 with First Community Federal, which had no nontaxable investment securities. Trust fees and service charge income was up over 1993 due to new and additional business. All other categories remained relatively unchanged.


        Each major category of non-interest income is analyzed in the following table (in thousands):

                                                                              Three Months Ended
                                                                                   June 30,
                                                                                                  Change
                                                                1994           1993           $           %
Bankcard fees                                                 $     668      $    752     $    (84)     (11.2)%
Service charges                                                     673           632           41        6.5
Trust fees                                                          340           336            4        1.2
Gain on sale of investment securities
 available for sale                                                  (5)           --           (5)       0.0
Gain on sale of loans                                             1,005            --        1,005        0.0
Other                                                               349           277           72       26.0
        Total non-interest income                             $   3,030      $  1,997     $  1,033       51.7%

                                                                               Six Months Ended
                                                                                   June 30,
                                                                                                  Change
                                                                1994           1993           $           %
Bankcard fees                                                 $   1,332      $  1,454     $   (122)      (8.4)%
Service charges                                                   1,296         1,193          103        8.6
Trust fees                                                          752           698           54        7.7
Gain on sale of investment securities
 available for sale                                                 416            (1)         417      417.0
Gain on sale of loans                                             1,005            --        1,005        0.0
Other                                                               651           556           95       17.1
        Total non-interest income                             $   5,452      $  3,900     $  1,552       39.8%

                                       - A 26 -

Union Bancshares, Inc. and Subsidiaries


Analysis of Non-Interest Expense

        Non-interest expense for the three months ended June 30, 1994 totaled $6,420,000, an increase of $729,000 or 12.8% from the second quarter of 1993. For the six months ended June 30, 1994, non-interest expense increased by 7.9% from $11,167,000 to $12,051,000 or $884,000. The one category that made up a significant dollar portion of this increase was salaries and benefits. This increase was the result of the merger acquisition of First Community, normal pay increases and the increasing costs of employee benefits and training. Equipment and occupancy expenses were up and also effected by the merger acquisition.
Also, equipment expense was up due to new systems put in place to improve customer service. Other expenses were up due to many one time expenses resulting from the merger acquisition with First Community. All other categories remained relatively unchanged.

        Each major category of non-interest expense is detailed in the following table (in thousands):

                                                                              Three Months Ended
                                                                                   June 30,
                                                                                                  Change
                                                                1994           1993            $          %
Salaries and benefits                                         $   2,945      $  2,563      $   382        14.9%
Bankcard fees                                                       508           546          (38)       (6.9)
Data processing                                                     296           298           (2)        (.7)
Equipment                                                           496           435           61        14.0
Occupancy, net of revenues of
  $108 and $109                                                     400           355           45        12.7
Postage                                                             144           148           (4)       (2.7)
Marketing                                                           141           142           (1)        (.7)
Supplies                                                            201           219          (18)       (8.2)
Amortization of purchase premium                                    151            91           60        65.9
FDIC insurance                                                      302           265           37        14.0
Other                                                               836           629          207        32.9
        Total non-interest expense                            $   6,420      $  5,691      $   729        12.8%

                                                                               Six Months Ended
                                                                                   June 30,
                                                                                                  Change
                                                                1994          1993             $          %
Salaries and benefits                                         $   5,519    $    5,000      $   519        10.4%
Bankcard fees                                                     1,015         1,043          (28)       (2.7)
Data processing                                                     591           588            3          .5
Equipment                                                           925           824          101        12.2
Occupancy, net of revenues of
  $215 and $219                                                     756           711           45         6.3
Postage                                                             292           312          (20)       (6.4)
Marketing                                                           308           293           15         5.1
Supplies                                                            421           412            9         2.2
Amortization of purchase premium                                    221           182           39        21.4
FDIC insurance                                                      544           529           15         2.8
Other                                                             1,459         1,273          186        14.6
        Total non-interest expense                            $  12,051    $   11,167      $   884         7.9%

                                      - A 27 -

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

        Under-performing assets at June 30 1994, were $2,954,000, an increase of $741,000 from $2,213,000 at December 31, 1993.
Nonaccrual loans increased $579,000, while loans 90 days past due remained relatively unchanged. Other real estate held increased due to assets acquired in the merger with First Community.

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

        Under-performing assets at June 30 1994 and December 31, 1993, are set forth in the following table (in thousands):

                                                                                  June 30,        December 31,
                                                                                    1994                1993
Nonaccrual loans                                                                 $  1,264            $     685
Past due loans (90 days or more)                                                    1,439                1,469
                                                                                    2,703                2,154
Other real estate held                                                                251                   59
        Total                                                                    $  2,954            $   2,213

                                        - A 28 -

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

        At June 30, 1994, the allowance for loan losses was $5,106,000, or 1.38% of outstanding loans. This compares with $4,400,000, or 1.48%, reported at December 31, 1993. The reduction in the percentage between December 31, 1993 and June 30, 1994, is due to the increased portfolio size from the merger acquisition of First Community. A majority of the loans acquired in the merger were 1-4 performing first mortgage real estate loans which require a smaller allowance. Net charge-offs for the first six months of 1994 were $850,000, or .25% of average net loans. This compares with net charge-offs of $694,000, or .24% of average net loans for the same period in the preceding year.

        Based upon managements detailed review and analysis of the loan portfolio at June 30, 1994, the allowance for loan losses was set at a level of $5,106,000 as managements best estimate of the potential losses which might be present in the loan portfolio at that point in time. Management believes it is important to take a conservative approach in evaluating the risk profile of the company.
                                         - A 29 -

Union Bancshares, Inc. and Subsidiaries


Analysis of Capital Resources

        Stockholders' equity increased $3,048,000, or 7.5%, to $43,864,000 at June 30, 1994, from the $40,816,000 reported at
December 31, 1993.  The ratio of equity capital to total assets was
6.7 % at June 30, 1994, compared to 7.7% for December 31, 1993. This decrease was the result of increased levels of total assets from the merger acquisition of First Community on April 4, 1994. The dividend payout ratio was 6.3% for the first six months of 1994. It is UBI's policy to maintain an appropriate balance between earnings returned to stockholders in the form of dividends and earnings retained to provide internal capital growth.

        Risk-based capital guidelines established by the Federal Reserve Bank (FRB), UBI's primary regulator, started in 1991. Under these guidelines, the FRB will monitor three ratios for capital levels. They are Tier I capital, Tier II capital and a Leverage ratio. Currently the FRB is requiring a minimum Tier I capital guideline of 4.00%, a Tier II capital guideline of 8.00%, and a Leverage ratio of 3.00%. At June 30, 1994, UBI had a 9.3% Tier I capital ratio, a 10.6% Tier II capital ratio, and a 5.9% Leverage ratio. All of UBI's capital ratios are above the regulatory guidelines and placed UBI in the "well capitalized" category currently defined by regulators. Well capitalized institutions are defined as those institutions having a Tier I capital level of 6.0%, a Tier II capital level of 10.0% and a Leverage ratio of 5.0%. This is the highest capital level category defined by regulators.

                                         - A 30 -

Union Bancshares, Inc. and Subsidiaries


Analysis of Liquidity

        Liquidity for UBI's bank subsidiary, UNB, is represented by UNB's ability to generate a continuing stream of funds to satisfy its financial needs and the credit and deposit demands of its customers. Liquidity and interest sensitivity are managed in a coordinated asset/liability management program within the bank.

        Asset liquidity is derived from loan repayments and scheduled maturities of loans and other assets, primarily investment securities. At June 30, 1994, loan repayments and scheduled loan maturities within one year or less totaled $96,214,000. At June
30, 1994, investment securities, federal funds sold, FHLB overnight deposits, securities purchased under resale agreements and other investments, all of which are maturing within one year or less, totaled $54,433,000. These short term investment funds equaled
9.3% of aggregate interest-earning assets. This liquidity provides UNB with a substantial capacity to fund customers' new credit demands, internal financial needs, deposit payouts and to take advantage of other attractive market conditions as they arise.

        On the liability side, the most significant sources of liquidity for UNB consist of customers' new savings and time deposits under $100,000 and the renewal of customers' maturing deposits. Other sources of liquidity include customers' certificates of deposit of $100,000 or more, FHLB advances, and the purchase of federal funds and securities sold under agreements to repurchase.

        UBI relies on dividends and tax benefit payments from its subsidiaries and borrowings from unaffiliated banks to generate cash flow. Federal regulations restrict the payment of dividends by national banks by requiring approval of the Comptroller of the Currency if total dividends declared by a national bank in any calendar year exceed the bank's net profits for that year combined with its retained profits for the preceding two years. At June 30, 1994, dividends of approximately $7,667,000 were available from the bank subsidiary without such approval. UBI also has available for cash flow needs a $1,000,000 line-of-credit with Harris Trust and Savings Bank of Chicago. As of June 30, 1994 the line-of-credit had a $0 balance.

                                        - A 31 -

Union Bancshares, Inc. and Subsidiaries


Analysis of Interest Sensitivity

        Interest sensitivity is the cornerstone of UBI's asset/liability margin management system. Key asset and liability decisions are reviewed in the framework of this system with the objective of optimizing long-term profitability at an acceptable level of risk.

        The tables that follow summarize the asset/liability margin management status at June 30, 1994 (in thousands). Yields and rates shown in the table are interest income and expense only.
Factors such as loan fees are not included in the summary.

                                  0-3       3-6        6-12       1-5        5+      Non-Rate
Repricing Maturity              Months    Months      Months     Years      Years    Sensitive    Total
  (In thousands)
Assets:
  Loans                       $ 131,382  $  39,434   $  22,489   $ 97,181    $ 80,508   $      0   $ 370,994
  Securities-Taxable              9,812     13,459      24,836     97,452      25,521          0     171,080
  Securities-Nontaxable           1,941      2,933       1,504     19,792      19,575          0      45,745
  Fed Funds Sold                      0          0           0          0           0          0           0
  Nonearning Assets                   0          0           0          0           0     65,437      65,437
    Total Assets                143,135     55,826      48,829    214,425     125,604     65,437     653,256

Liabilities and
 Stockholders' Equity:
  Interest-Bearing Demand
    Deposits                     12,909     68,488           0          0           0          0      81,397
  Savings Deposits               28,459     97,196           0          0           0          0     125,655
  Other Time Deposits            48,899     34,110      47,112     79,158      18,243          0     227,522
  Short-term Borrowings          23,838          0           0          0           0          0      23,838
  Long-term Borrowings           16,546      3,275       6,345     33,332       4,804          0      64,302
  Noncosting Liabilities              0          0           0          0           0     86,678      86,678
  Stockholders' Equity                0          0           0          0           0     43,864      43,864
    Total Liabilities and
     Stockholders' Equity       130,651    203,069      53,457    112,490      23,047    130,542     653,256
Repricing Gap                 $  12,484  $(147,243)  $  (4,628)  $101,935    $102,557   $(65,105)  $       0

Cumulative Repricing Gap      $  12,484  $(134,759)  $(139,387)  $(37,452)   $ 65,105   $      0   $       0



                                  0-3        3-6       6-12        1-5        5+       Non-Rate
Interest Rate Analysis          Months     Months     Months      Years      Years     Sensitive   Total

Assets:
  Loans                           8.52%      12.13%     7.76%       7.83%      8.51%                 8.67%
  Securities-Taxable              4.84        6.21      4.97        5.18       5.27                  5.22
  Securities-Nontaxable (1)       7.79        7.96      8.48        8.72       8.33                  8.46
  Fed Funds Sold                  0.00        0.00      0.00        0.00       0.00                  0.00
  Nonearning Assets                                                                       0.00       0.00
    Total Assets                  8.26       10.48      6.37        6.70       7.81       0.00       6.85

Liabilities and
 Stockholders' Equity:
  Interest-Bearing Demand
    Deposits                      1.92        1.92      0.00        0.00       0.00                  1.92
  Savings Deposits                2.28        2.33      0.00        0.00       0.00                  2.35
  Other Time Deposits             3.51        3.79      4.08        5.41       6.03                  4.53
  Short-term Borrowings           4.11        0.00      0.00        0.00       0.00                  4.11
  Long-term Borrowings            4.61        7.61      7.58        7.41       8.03                  6.76
  Noncosting Liabilities                                                                  0.00       0.00
  Stockholders' Equity                                                                    0.00       0.00
    Total Liabilities and
     Stockholders' Equity         3.34        2.52      4.49        6.00       6.45       0.00       3.08

Net Yield                         4.92%       7.96%     1.88%       0.70%      1.36%      0.00%      3.77%

(1) Tax-equivalent basis is calculated using a marginal federal tax rate of 34%.

                                        - A 32 -

                                      THIS PAGE LEFT BLANK INTENTIONALLY