Form 10-Q
period 1994-09-30
UNION BANCSHARES INC /KS/
filed 1994-11-02
CIK 701546

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC   20549

                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended September 30, 1994
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

        The number of shares of Class A common stock outstanding as of September 30, 1994, was 358,190.

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

Union Bancshares, Inc. and Subsidiaries


                                     PART I

Item 1.  Financial Statements

        Set forth below are the consolidated financial statements of UBI and its subsidiaries appearing on pages A-3 to A-18 of the attached Appendix.

        a.  Condensed Consolidated Statement of Condition
        b.  Condensed Consolidated Statement of Income
        c.  Condensed Consolidated Statement of Cash Flows
        d.  Notes to Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

        The information required by Item 303 of Regulation S-K is contained on pages A-19 to A-33 of the attached Appendix under the caption "Management's Discussion and Analysis of Financial
Condition and Results of Operations".



                                    PART II

Item 1.  Legal Proceedings

        There were no legal proceedings pending during the fiscal quarter ended September 30, 1994, to which UBI or its subsidiaries was a party, other than ordinary routine litigation incidental to their business.

Item 2.  Changes in Securities

        There were no changes in securities during the fiscal quarter ended September 30, 1994.

Item 3.  Defaults Upon Senior Securities

        There were no defaults upon senior securities during the fiscal quarter ended September 30, 1994.

Item 4.  Submission of Matters to a Vote of Security Holders

        No information is required in response to this Item as no matters were submitted to a vote of UBI's security holders during the third quarter of 1994.

Union Bancshares, Inc. and Subsidiaries


Item 5.  Other Information

        There is no other information required to be disclosed under this caption for the fiscal quarter ended September 30, 1994.

Item 6.  Exhibits and Reports on Form 8-K

        (1)  Exhibits

                None

        (2)  Reports on Form 8-K

                None
                                 -4-
PAGE

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

(Principal Executive Officer)                    (Principal Accounting Officer)



     November 2, 1994                                     November 2, 1994
           Date                                                  Date

                                  THIS PAGE LEFT BLANK INTENTIONALLY

Union Bancshares, Inc. and Subsidiaries
Financial Information



















                                          APPENDIX A

                                    FINANCIAL INFORMATION

                                 -A1-

Union Bancshares, Inc. and Subsidiaries
Index to 1994 Financial Information


                                                                        Page

Financial Statements

   Condensed Consolidated Statement of Condition-
     September 30, 1994 and December 31, 1993                            A-3

   Condensed Consolidated Statement of Income-
     Three months ended September 30, 1994 and 1993
     Nine months ended September 30, 1994 and 1993                       A-4

   Condensed Consolidated Statement of Cash Flows-
     Nine months ended September 30, 1994 and 1993                       A-5

   Notes to Condensed Consolidated
     Financial Statements                                           A-6 to A-18


Management's Discussion and Analysis of Results of
  Operations and Financial Condition                                A-19 to A-33

Condensed Consolidated Statement of Condition -
  Average Balances and Interest Rates                               A-22 to A-23
                                   -A2-

Union Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statement of Condition
(In thousands)

                                                                   September 30,        December 31,
                                                                       1994                 1993
                                                                    (Unaudited)               *
Assets
Cash and due from banks                                             $    35,560            $  26,819
Federal funds sold and securities
  purchased under resale agreements                                          --                   --
        Total cash and cash equivalents                                  35,560               26,819

Investment securities held to maturity                                  158,707              190,901
Investment securities available for sale                                 58,556                   --
        Total investment securities (market value -
          $214,618 and $194,872)                                        217,263              190,901

Trading account securities                                                   45                   --

Loans                                                                   369,487              298,062
Less:  Allowance for loan losses                                         (5,334)              (4,400)
        Net loans                                                       364,153              293,662

Premises and equipment                                                   15,314               12,124
Other assets                                                             20,676                9,351
        Total assets                                                $   653,011            $ 532,857


Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                              $    84,419            $  86,708
  Interest bearing                                                      425,837              347,108
        Total deposits                                                  510,256              433,816

Federal funds purchased and securities
  sold under agreements to repurchase                                    23,356               24,493
Other short-term borrowings                                               3,125                4,034
FHLB advances                                                            48,880               16,900
Long-term borrowings                                                     13,742                8,000
Other liabilities                                                         8,522                4,798
        Total liabilities                                               607,881              492,041

Common stock,
  Class A, par value $10 per share;
  1,000,000 shares authorized,
  358,190 and 350,690 shares outstanding                                  3,582                3,507
Capital surplus                                                           3,789                3,527
Retained earnings                                                        38,072               33,782
Unrealized gain (loss) on securities
  available for sale, net                                                  (313)                  --
        Total stockholders' equity                                       45,130               40,816

        Total liabilities and
          stockholders' equity                                      $   653,011            $ 532,857











* Condensed from audited financial statements

The accompanying notes are an integral part of these financial statements.
                                   -A3-

Union Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statement of Income
(Unaudited)

(In thousands except per share data)

                                                        Three months ended       Nine months ended
                                                             September                 September
                                                         1994       1993           1994       1993
Interest income:
  Interest and fees on loans                           $   8,478  $   6,752      $  23,554  $  20,504
  Interest and dividends on
    investment securities                                  3,014      2,840          8,391      8,750
  Interest on trading account securities                      --         --              1          2
  Interest on Federal funds sold
    and securities purchased
    under resale agreements                                   27         19             76         92
        Total interest income                             11,519      9,611         32,022     29,348

Interest expense:
  Interest on deposits                                     3,662      3,095         10,014      9,916
  Interest on Federal funds purchased
    and securities sold
    under agreements to repurchase                           255        140            613        423
  Interest on other short-term borrowings                     22         26             69         64
  Interest on FHLB advances                                  702        145          1,587        331
  Interest on long-term borrowings                           264        190            697        596
        Total interest expense                             4,905      3,596         12,980     11,330

        Net interest income                                6,614      6,015         19,042     18,018

Provision for loan losses                                    605        625          1,815      1,875

        Net interest income after
          provision for loan losses                        6,009      5,390         17,227     16,143

Other income                                               2,735      2,058          8,187      5,958
Other expense                                              6,909      5,582         18,960     16,749

  Income before income tax expense                         1,835      1,866          6,454      5,352

Income tax expense                                           545        537          1,846      1,565

        Net income                                     $   1,290  $   1,329      $   4,608  $   3,787

Earnings per share data:
  Net income                                               $3.60      $3.79         $12.86     $10.80

  Dividends                                                 $.30       $.30           $.90       $.90













The accompanying notes are an integral part of these financial statements.
                                  -A4-

Union Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows

(Unaudited) (in thousands)
                                                                              Nine months ended
                                                                                September 30,
                                                                           1994               1993
Cash flows from operating activities:
  Net income                                                             $   4,608          $   3,787
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                                           1,904              1,506
     Amortization of purchase premiums                                         371                273
     Provision for loan losses                                               1,815              1,875
     Gain on sale of investment securities
       available for sale                                                     (419)                --
     Gain on sale of trading account securities                                (18)               (17)
     Net (increase) decrease in trading account securities                     (27)               262
     Gain on sale of loans                                                  (1,739)                --
     (Gain) loss on sale of premises and equipment                             (31)                 4
     Net increase in other assets
        net of effects of purchase                                            (265)            (1,837)
     Net (decrease) increase in other liabilities
      net of effects of purchase                                              (290)             2,779
        Net cash provided by operating activities                            5,909              8,632

Cash flows from investing activities:
  Proceeds from sales of investment securities
    available for sale                                                      40,190                 --
  Proceeds from maturities and paydowns
    of investment securities available for sale                             24,072                 --
  Purchases of investment securities available for sale
     net of effects of purchase                                             (9,448)                --
  Proceeds from maturities and paydowns
    of investment securities held to maturity                               26,610             93,404
  Purchases of investment securities held to maturity
     net of effects of purchase                                            (45,077)           (88,601)
  Mark to market adjustment for securities
     available for sale                                                        479                 --
  Net increase in loans net of effects of purchase                          (6,572)            (6,152)
  Proceeds from sale of loans                                               13,577                 --
  Purchases of premises and equipment
     net of effects of purchase                                             (3,101)            (1,024)
  Proceeds from sales of premises and equipment                                 32                  4
  Purchase of institution, net of cash acquired                            (12,337)                --
        Net cash provided (used) by investing activities                    28,425             (2,369)

Cash flows from financing activities:
  Net decrease in demand deposits
    and savings accounts net of effects of purchase                        (13,040)           (15,339)
  Net decrease in time deposits net of effects of purchase                  (9,900)           (25,649)
  Net (decrease) increase in Federal funds purchased
    and securities sold under agreements to repurchase                      (1,137)             7,204
  Net (decrease) increase in other short-term borrowings                      (909)               372
  Net increase (decrease) in long-term borrowings                            5,742             (1,550)
  Net (decrease) increase in FHLB advances
      net of effects of purchase                                            (6,055)            14,800
  Issuance of common stock                                                     337                 --
  Adjustment to stockholders' equity for mark to market                       (313)                --
  Cash dividends paid                                                         (318)              (316)
        Net cash used by financing activities                              (25,593)           (20,478)

Net increase (decrease) in cash and cash equivalents                         8,741            (14,215)
Cash and cash equivalents at January 1                                      26,819             50,556
Cash and cash equivalents at September 30                                $  35,560          $  36,341

Supplemental Disclosures:
  Cash payments for:        Interest                                       $10,960             $9,729
                            Income taxes                                    $2,510             $2,287

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

     For 1993, investment securities were stated at cost, adjusted for amortization of premium and accretion of discount. Gains or losses on security transactions were recognized upon realization and were reported as a separate component of non-interest income. The specific identification method was used in determining the cost of investment securities sold.
                                  -A6-

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

     Loan losses are charged to the allowance and recoveries are credited to the allowance. A provision for loan losses is made to maintain the allowance at a level that, in management's judgment, is adequate to absorb potential losses inherent in the loan portfolio.
                                 -A7-

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


2.  Cash and Due From Banks

     Federal Reserve Bank regulations require the subsidiary bank to maintain certain reserve balances relating to deposits. The reserves may be maintained in the form of vault cash or balances maintained with a Federal Reserve Bank. For the two-week reserve period inclusive of September 30, 1994, daily average reserves of $10,246,000 were maintained. For the two-week reserve period inclusive of December 31, 1993, daily average reserves of $10,553,000 were maintained.
                                -A8-

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.  Investment Securities

Investment Securities Held To Maturity

     The book value and estimated market values of investments in securities being held to maturity are as follows (in thousands):

                                                                   September 30, 1994
                                                                         Gross              Estimated
                                                       Book           Unrealized             Market
                                                       Value       Gains       Losses         Value
U.S. Treasury securities                            $   17,373   $      34   $     (468)   $  16,939
U.S. government corporations
  and agencies                                          86,581           9       (2,403)      84,187
Obligations of states
  and political subdivisions                            42,065         994         (624)      42,435
Corporate securities                                     4,039          --          (15)       4,024
Mortgage-backed securities                               8,499          --         (172)       8,327
Other investments                                          150          --           --          150
        Total                                       $  158,707   $   1,037   $   (3,682)   $ 156,062

                                                                    December 31, 1993
                                                                         Gross              Estimated
                                                       Book           Unrealized             Market
                                                       Value       Gains       Losses         Value
U.S. Treasury securities                            $   24,500   $     236   $       (7)   $  24,729
U.S. government corporations
  and agencies                                          85,899         662         (261)      86,300
Obligations of states
  and political subdivisions                            42,555       2,272          (16)      44,811
Corporate securities                                     4,107          51           --        4,158
Mortgage-backed securities                              28,126       1,098          (64)      29,160
Other investments                                        5,714          --           --        5,714
        Total                                       $  190,901   $   4,319   $     (348)   $ 194,872

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

                                                                              September 30, 1994
                                                                                            Estimated
                                                                             Book            Market
                                                                             Value            Value
Due in one year or less                                                   $  38,673        $  38,436
Due after one year through five years                                        98,599           96,370
Due after five years through ten years                                       19,711           19,424
Due after ten years                                                           1,724            1,832
        Total                                                             $ 158,707        $ 156,062
                                 -A9-

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.  Investment Securities (Continued)

Investment Securities Available For Sale

        The book value and estimated market values of investments in securities available for sale are as follows (in thousands):

                                                                   September 30, 1994
                                                                         Gross              Estimated
                                                       Book           Unrealized             Market
                                                       Value       Gains       Losses         Value
U.S. Treasury securities                            $    2,049     $   --      $   (10)    $   2,039
U.S. government corporations
  and agencies                                           9,207         --          (34)        9,173
Obligations of states
  and political subdivisions                             3,179         10          (86)        3,103
Corporate securities                                        --         --           --            --
Mortgage-backed securities                              35,278        121         (481)       34,918
Other investments                                        9,323         --           --         9,323
        Total                                       $   59,036     $  131      $  (611)    $  58,556

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

                                                                              September 30, 1994
                                                                                            Estimated
                                                                             Book            Market
                                                                             Value            Value
Due in one year or less                                                   $  16,656        $  16,554
Due after one year through five years                                        24,809           24,517
Due after five years through ten years                                        8,193            8,107
Due after ten years                                                           9,378            9,378
        Total                                                             $  59,036        $  58,556

        Gross realized gains and losses from the sale of investment securities available for sale for the nine months ended September
30, 1994 are as follows:

                                                                  September 30,
                                                                      1994
Realized gains                                                      $   526
Realized losses                                                        (107)
                                 -A10-

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.  Investment Securities (Continued)

        Investment securities being held to maturity with a book value of $38,830,270 and $41,322,000 were pledged to secure deposits of public funds at September 30, 1994, and December 31, 1993 respectively. No investment securities available for sale were pledged to secure deposits of public funds at September 30, 1994.
Total pledgings required at September 30, 1994, and December 31,
1993, were $11,181,000 and $17,038,000, respectively.


4.  Allowance for Loan Losses

        Changes in the allowance for loan losses were as follows (in thousands):

                                                                              1994             1993
Balance at January 1                                                        $ 4,400          $ 3,400
Provision charged to income                                                   1,815            1,875
Recoveries of amounts charged off                                               390              356
Losses charged to the allowance                                              (1,617)          (1,358)
Allowance acquired through merger                                               346               --
Balance at September 30                                                     $ 5,334          $ 4,273

5.  Premises and Equipment

        Premises and equipment are summarized as follows (in thousands):

                                                                       Accumulated             Book
At September 30, 1994                                   Cost          Depreciation             Value
Land                                                 $   2,317         $      --            $  2,317
Building and improvements                               18,354             8,806               9,548
Furniture and equipment                                  7,489             4,040               3,449
                                                     $  28,160         $  12,846            $ 15,314
                                                                       Accumulated             Book
At December 31, 1993                                    Cost          Depreciation             Value
Land                                                 $   2,150         $      --            $  2,150
Building and improvements                               15,820             8,288               7,532
Furniture and equipment                                  5,804             3,362               2,442
                                                     $  23,774         $  11,650            $ 12,124

6.  Deposits

        Interest bearing deposits at September 30, 1994 and December 31, 1993, were as follows (in thousands):

                                                                      September 30,     December 31,
                                                                          1994              1993
Demand deposits                                                       $   80,472         $   75,111
Savings deposits                                                         120,008            107,393
Time deposits under $100,000                                             206,166            152,396
Time deposits $100,000 and over                                           19,191             12,208
                                                                      $  425,837         $  347,108

                                 -A11-

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.  Short-term Borrowings

        Short-term borrowings of Union Bancshares, Inc. consist of the following (in thousands):

                                                                      September 30,    December 31,
                                                                          1994             1993
Demand note collateralized by stock of UNB at
  lender's prime rate of 7.75% at September 30, 1994
  and 5.50% at December 31, 1993                                         $    --           $    --

Treasury tax and loan demand note collateralized
  by pledged U.S. Treasury securities                                      3,125             4,034
                                                                         $ 3,125           $ 4,034

8.  FHLB Advances

        Federal Home Loan Bank (FHLB) advances outstanding at September 30, 1994 for UBI are detailed below. The advances provide one of many funding alternatives that are used by UBI in its asset/liability management process for acquiring funds to meet customer loan needs and as a source of funds for other asset/liability strategies. The advances are secured by assets of UNB under a blanket pledge agreement with FHLB. Currently all FHLB advances are at a fixed rate to maturity. Maturities and weighted average rates of the FHLB advances are as follows (in thousands):

                                                 Year                    Rate                 Amount
                                                 1994                    5.31               $ 18,180
                                                 1995                    7.46                  9,700
                                                 1996                    8.05                 10,825
                                                 1997                    6.69                  7,175
                                                 1998                    6.55                  3,000
                                                                         6.48%              $ 48,880

9.  Long-term Borrowings

        At September 30, 1994 and December 31, 1993 UBI had a note payable to Harris Bank for $13,742,000 and $8,000,000, respectively, at a fixed rate of 8.03% until March 31, 1995. After this date the rate will float at LIBOR plus 1.75%. The note is collateralized by stock of UNB. Principal payments of $528,571 per quarter began on June 30, 1994 with the final payment on March 31, 2001. Interest is payable quarterly.

On April 4, 1994, UBI borrowed $7,300,000 primarily to use in the acquisition and merger of First Community Federal Savings and Loan Association. This is detailed further in footnote 15.
                                   -A12-

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

                                                                    Remaining
                                                                 Maturities for:
                                                              1994         $    529
                                                              1995            2,114
                                                              1996            2,114
                                                              1997            2,114
                                                              1998            2,114
                                                              1999            2,114
                                                              2000            2,114
                                                              2001              529
                                                                           $ 13,742

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

        Financial instruments whose contract amounts represent credit risk at September 30, 1994 and December 31, 1993 (in thousands):

                                                                                At
                                                                 September 30,       December 31,
                                                                     1994                1993
                Commitments to extend credit:
                  Credit card lines                                  $125,913            $208,695
                  Standby letters of credit                             1,833               2,191
                  Other loan commitments                               53,891              50,384

                                  -A13-

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

        UBI grants agribusiness, commercial, individual, bankcard, and residential loans to customers throughout the State of Kansas. UBI has a diversified loan portfolio, without what it considers undue concentration in any one economic sector.


11.  Dividend Availability

        Approval of the Comptroller of the Currency is required if total dividends declared by a national bank in any calendar year exceed the bank's net profits for that year combined with its retained profits for the preceding two years. At September 30, 1994, dividends of approximately $8,557,000 were available from the bank subsidiary without the approval of the Comptroller of the Currency.


12.  Retirement Plan

        UBI's bank subsidiary has an employee thrift plan covering substantially all of its employees after one year of service.
Contributions are made based on a percentage of each participant's contribution. The total expense for the nine months ended
September 30, 1994 and 1993, was $177,000 and $140,000
respectively.
                                  -A14-

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.  Supplementary Income Statement Information

        Items included on the Consolidated Statement of Income under the captions of other income and other expense which exceed one percent of gross income are as follows (in thousands):

                                                        Three months ended       Nine months ended
                                                           September 30,              September 30,
                                                         1994       1993            1994       1993
Other income:
  Bankcard fees                                        $    598   $    799       $   1,930  $   2,253
  Service charges                                           663        637           1,959      1,830
  Trust fees                                                410        322           1,162      1,020
  Gain on sale of investment securities
    available for sale                                        3          1             419         --
  Gains on sale of bankcard portfolios                      713         --           1,718         --
  Other                                                     348        299             999        855
                                                       $  2,735   $  2,058       $   8,187  $   5,958

Other expense:
  Salaries and benefits                                $  3,343   $  2,535       $   8,862  $   7,535
  Bankcard fees                                             533        565           1,548      1,608
  Data processing                                           328        285             919        873
  Equipment                                                 513        416           1,438      1,240
  Occupancy, net of revenues of
    $110, $108, $325 and $327                               436        374           1,192      1,085
  Postage                                                   159        164             451        476
  Marketing                                                 121        136             429        429
  Supplies                                                  219        186             640        598
  Amortization of purchase premiums                         150         91             371        273
  FDIC insurance                                            289        253             833        782
  Other                                                     818        577           2,277      1,850
                                                       $  6,909   $  5,582       $  18,960  $  16,749

                                 -A15-

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.  Parent Company Only Financial Statements

Union Bancshares, Inc.
Statement of Condition (Parent Only)

(In thousands)
                                                                   September 30,        December 31,
                                                                       1994                 1993
Assets
Cash                                                                  $      31            $  1,328
Loans                                                                     1,282                  --
Investment in subsidiaries                                               57,959              47,910
Other assets                                                                 48                   6
        Total assets                                                  $  59,320            $ 49,244

Liabilities and Stockholders' Equity
Short-term borrowings                                                 $      20            $     20
Long-term borrowings                                                     13,742               8,000
Other liabilities                                                           115                 408
  Total liabilities                                                      13,877               8,428

Common stock,
  Class A, par value $10 per share;
  1,000,000 shares authorized,
  358,190 and 350,690 shares outstanding                                  3,582               3,507
Capital surplus                                                           3,789               3,527
Retained earnings                                                        38,072              33,782
Unrealized gain (loss) on securities
  available for sale, net                                                  (313)                 --
  Total stockholders' equity                                             45,130              40,816
        Total liabilities and stockholders' equity                    $  59,320            $ 49,244


Union Bancshares, Inc.
Statement of Income (Parent Only)

(In thousands)
                                                        Three months ended       Nine months ended
                                                           September 30,              September 30,
                                                         1994       1993            1994       1993
Income:
  Dividends from subsidiaries                          $     825  $     800      $   2,445  $   2,200
  Interest income                                              7          8             23         32
    Total income                                             832        808          2,468      1,424

Expenses:
  Interest expense                                           264        190            697        596
  Other expense                                              480        141            765        418
    Total expenses                                           744        331          1,462      1,014

Income before income tax benefit
  and equity in undistributed
  net income of subsidiaries                                  88        477          1,006      1,218
Income tax benefit                                           313        109            598        334

Income before equity in undistributed
  net income of subsidiaries                                 401        586          1,604      1,552
Equity in undistributed net
  income of subsidiaries                                     889        743          3,004      2,235
Net income                                             $   1,290  $   1,329      $   4,608  $   3,787

                                  -A16-

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.  Parent Company Only Financial Statements (Continued)

Union Bancshares, Inc.
Statement of Cash Flows (Parent Only)

(In thousands)
                                                                             Nine months ended
                                                                               September 30,
                                                                       1994                 1993
Cash flows from operating activities:
  Net income                                                        $   4,608               $  3,787
  Adjustments to reconcile net income to net
    cash provided by operating activities:
        Equity in undistributed net income of
         subsidiaries                                                  (3,004)                (2,235)
        Net (increase) decrease in other assets                           (42)                     9
        Decrease in short-tern borrowings                                  --                    (50)
        Net (decrease) increase in other liabilities                     (293)                   311
            Net cash provided by operating activities                   1,269                  1,822

Cash flows from investing activities:
  Net (increase) decrease in loans                                     (1,282)                   304
            Net cash provided (used) by
             investing activities                                      (1,282)                   304

Cash flows from financial activities:
  Net increase (decrease) in long-term borrowings                       5,742                 (1,500)
  Issuance of common stock                                                337                     --
  Purchase UNB stock                                                   (7,000)                    --
  Purchase UBIFS stock                                                    (45)                    --
  Cash dividends paid                                                    (318)                  (316)
            Net cash used by financing activities                      (1,284)                (1,816)

Net (decrease) increase in cash                                        (1,297)                   310

Cash at January 1                                                       1,328                  1,314
Cash at September 30                                                $      31               $  1,624

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

        The total cost of the transaction was $12,795,000. The purchase price was determined by assessing the worth in dollars of the ongoing income stream generation from First Community, taking into consideration market value of assets and liabilities. The transaction, which will be accounted for as a purchase, was financed with a $7,000,000 loan from Harris Bank and Trust in Chicago and the remaining $5,795,000 from internal funds.
                                  -A17-

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15.  Acquisitions (Continued)

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


16.  Subsequent events.

        UBI is in negotiations with Commerce Bancshares, Inc. of Kansas City, Missouri ("Commerce") about the potential merger of UBI with Commerce. A merger agreement was signed by both institutions on November 1, 1994. The transaction is subject to UBI Stockholder and Regulatory approvals. Commerce is an $8.0 billion bank holding company headquartered in Missouri. Commerce has operations in Missouri, Illinois and Kansas.

        UBI has also been in negotiations to acquire a small financial institution in south central Kansas. The negotiations may be completed in November 1994.
                                 -A18-

Union Bancshares, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
Results of Operations

        For the nine months ended September 30, 1994, net income was $4,608,000, an increase of $821,000 or 21.7% from the $3,787,000 earned during the same period in 1993. Annualized, this produced a return on average assets of 1.01%, compared to .94% for the preceding year. The increase in earnings for the first nine months of 1994 was due mainly to gains from the sale of two bankcard portfolios, gains from the sale of securities available for sale, and from an increase in the net interest income beginning in the second quarter as the result of the merger acquisition of First Community Federal Savings and Loan Association (First Community).

        On October 13, 1993, UBI and its wholly owned subsidiary, UNB, signed an Acquisition Merger Agreement with First Community. The agreement was approved by stockholders and by regulators. The actual merger of the two institutions took place on April 4, 1994.
The three locations of First Community became three new branches of UNB on April 4, 1994. The completion of back room consolidations is expected to be completed in the fourth quarter of 1994. UBI borrowed $7,000,000 from Harris Trust and Savings Bank in Chicago to finance this transaction.

        The bankcard portfolio sales resulted in pretax gains of approximately $1,005,000 in June, and $713,000 in September. The sales occurred when an affinity card group put up for bid the servicing that was being provided by UNB for these portfolios. Another institution won the bid for servicing and was required to purchase the outstanding portfolio balances from UNB. The total outstandings of the portfolio at the time of sale was approximately $8,036,000 for the portfolio sold in June and $5,541,000 for the portfolio sold in September.

        The security sales were made from the available for sale portfolio in anticipation of the merger of First Community with and into UNB. This was done to position the combined portfolio for asset liability needs of the combined institutions. The gains totaled approximately $416,000. UNB evaluates on an ongoing basis its available for sale portfolio for sale opportunities to take advantage of opportunities for repositioning its balance sheet to enhance long term profitability.
                                 -A19-

Union Bancshares, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

        The net interest income was up in the second and third quarter of 1994 when compared to 1993. This was due to increased volumes of net interest income from the acquisition of First Community. Interest spreads and margins continue to decline in the second and third quarter of 1994 as they had in the first quarter of 1994. Interest rates on loans were repricing downward at a faster rate than were deposit rates during the latter half of 1993 and into the first half of 1994. Also, the spreads between rates paid on deposits and borrowed funds and rates charged for loans has continued to narrow due to market pressures. Management looks for this pressure on margins to continue for the remainder of 1994.
While interest rates have increased in the first three quarters of 1994, it has not had any significant impact on increasing net interest margins. Net interest income for the remainder of 1994 is anticipated to be up due to the addition of First Community. First Community added approximately $140,000,000 in assets to the balance sheet.

        Trust fees and service charge income are up in 1994 compared to the same period last year due to increased business. Trust fees were up some 13.9% while service charge income was up 7.0%. UNB continues to look for increased fee income business through new products, new markets and new sales.

        Expenses for 1994 are up 13.2% over the same period in 1993. This is mainly due to the added costs of merging in First
Community. Management continues to look for ways to reduce its expenses through new technological advances, redesign of work flows or lower cost providers of services. Salaries and benefits were the largest dollar increase over 1993 at $1,327,000. This is from the First Community merger and normal salary and benefit increases.

        The balance sheet was up $71,308,000 on average in the first nine months of 1994 compared to 1993 due to the merger acquisition of First Community. UNB was experiencing a reduction in its deposit totals, which management attributes to customers reducing debt loads as well as investing in higher rate and higher risk products in stocks and mutual funds. With the increase in rates during the later part of the first quarter and on into the second and third quarters of 1994, management believes that deposits may stop their decline and begin increasing. This has been an industry trend.

        Management believes earnings will be up over 1993 levels from increased business at UNB and also from the addition of First Community. First Community will add new assets to UNB's existing balance sheet. The addition of First Community will add mortgage lending expertise to UNB's existing markets, while UNB will bring commercial and consumer banking and trust expertise and products to the First Community markets. The merger will also bring reduced costs to the combined entities from back room consolidations.
                                  -A20-

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

        UBI is also in discussions with Commerce Bancshares, Inc. of Kansas City, Missouri for the potential merger of UBI into Commerce. A merger agreement was signed between the institutions on November 1, 1994. The merger agreement is subject to UBI Stockholder and Regulatory approvals. This merger will bring additional products, services and capabilities to UBI for its customer base in south central Kansas. The merger will also allow UBI under the Commerce umbrella to grow and serve more markets in Kansas. Commerce is an $8.0 billion institution with operations in Missouri, Illinois, and Kansas.

        The significant elements of income and expense affecting net income are detailed separately in the ensuing analyses.
                                  -A21-

Union Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Condition - Average Balances and Interest Rates
(Taxable equivalent basis in thousands of dollars)

                                                             Three Months Ended September 30,
                                                             1994                        1993
                                                       Average    Average          Average    Average
                                                       Balance     Rates           Balance     Rates
Assets
Loans (1)(2)                                          $  371,591     9.06%       $  287,124     9.33%
Investment securities:
  Taxable                                                172,523     5.49           158,678     5.61
  Nontaxable (2)                                          45,235     8.31            41,222     8.71
Trading account securities (2)                                47     4.62                --     0.00
Federal funds sold and securities
  purchased under resale agreements                        2,261     4.82             2,622     2.99
        Total earning assets                             591,657     7.94           489,646     8.04

Cash and due from banks                                   30,505                     31,824
Premises and equipment                                    14,899                     11,916
Other assets                                              19,363                      9,196
Allowance for loan losses                                 (5,328)                    (4,168)
        Total assets                                  $  651,096                 $  538,414



Liabilities & Stockholders' Equity
Interest bearing demand deposits                      $   82,334     1.90        $   75,378     2.04
Interest bearing savings deposits                        123,291     2.30           108,039     2.22
Interest bearing time deposits
  under $100,000                                         212,036     4.44           165,990     4.82
Interest bearing time deposits
  over $100,000                                           13,400     5.29             9,156     3.71
Federal funds purchased and securities
  sold under agreements to repurchase                     23,435     4.30            23,022     2.42
Other short-term borrowings                                2,039     4.28             3,675     2.88
FHLB advances                                             49,235     5.65            17,100     3.36
Long-term borrowings                                      14,245     7.37             8,922     8.47
        Total costing liabilities                        520,015     3.74           411,282     3.47
Non-interest bearing demand                               77,827                     81,437
Other liabilities                                          8,860                      6,667
        Total liabilities                                606,702                    499,386
Stockholders' equity                                      44,394                     39,028
        Total liabilities and
          stockholders' equity                        $  651,096                 $  538,414

Interest spread                                                      4.20%                      4.57%

Net interest margin (3)                                              4.65%                      5.12%









(1) Includes nonaccrual loans at principal amount outstanding.
    Interest on loans includes loan fees of $305 in 1994 and $138 in 1993.

(2) Income and rates are calculated using a marginal Federal tax rate of 34%.

(3) Net interest margin equals net interest income divided by average earning assets.

                                  -A22-

Union Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Condition - Average Balances and Interest Rates
(Taxable equivalent basis in thousands of dollars)

                                                              Nine Months Ended September 30,
                                                             1994                        1993
                                                       Average    Average          Average    Average
                                                       Balance     Rates           Balance     Rates
Assets
Loans (1)(2)                                          $  347,205     9.07%       $  286,349     9.58%
Investment securities:
  Taxable                                                161,419     5.44           162,074     5.80
  Nontaxable (2)                                          43,896     8.40            38,481     9.02
Trading account securities (2)                                30     5.53                67     6.60
Federal funds sold and securities
  purchased under resale agreements                        2,370     4.32             4,077     3.03
        Total earning assets                             554,920     7.94           491,048     8.23

Cash and due from banks                                   31,225                     30,951
Premises and equipment                                    14,072                     11,978
Other assets                                              15,186                      9,011
Allowance for loan losses                                 (4,984)                    (3,877)
        Total assets                                  $  610,419                 $  539,111



Liabilities & Stockholders' Equity
Interest bearing demand deposits                      $   81,277     1.93        $   74,826     2.14
Interest bearing savings deposits                        119,437     2.15           112,034     2.39
Interest bearing time deposits
  under $100,000                                         192,811     4.54           172,540     4.98
Interest bearing time deposits
  over $100,000                                           11,617     4.40             9,677     3.93
Federal funds purchased and securities
  sold under agreements to repurchase                     23,201     3.53            22,416     2.52
Other short-term borrowings                                2,629     3.52             3,034     2.83
FHLB advances                                             39,189     5.41            12,739     3.47
Long-term borrowings                                      12,293     7.58             9,400     8.48
        Total costing liabilities                        482,454     3.60           416,666     3.64
Non-interest bearing demand                               78,500                     78,898
Other liabilities                                          6,757                      5,675
        Total liabilities                                567,711                    501,239
Stockholders' equity                                      42,708                     37,872
        Total liabilities and
          stockholders' equity                        $  610,419                 $  539,111

Interest spread                                                      4.34%                      4.59%

Net interest margin (3)                                              4.82%                      5.15%









(1) Includes nonaccrual loans at principal amount outstanding.
    Interest on loans includes loan fees of $751 in 1994 and $555 in 1993.

(2) Income and rates are calculated using a marginal Federal tax rate of 34%.

(3) Net interest margin equals net interest income divided by average earning assets.

                                  -A23-

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

The following table reflects net interest income on a tax-equivalent basis (1) for the three and nine months ended September 30, 1994, and 1993 (in thousands):

                                                                 Three Months Ended September 30,
                                                                 1994          1993         Change
Interest income                                               $   11,519    $    9,611    $   1,908
Tax-equivalent adjustment                                            325           311           14
Interest income--tax-equivalent basis                             11,844         9,922        1,922
Interest expense                                                   4,905         3,596        1,309
Net interest income                                           $    6,939    $    6,326    $     613

Average earning assets                                        $  591,657    $  489,646     $102,011
Net interest margin                                                 4.65%         5.12%        (.47)%
                                                                  Nine Months Ended September 30,
                                                                  1994          1993         Change
Interest income                                                $   32,022    $   29,348    $  2,674
Tax-equivalent adjustment                                             950           896          54
Interest income--tax-equivalent basis                              32,972        30,244       2,728
Interest expense                                                   12,980        11,330       1,650
Net interest income                                            $   19,992    $   18,914    $  1,078

Average earning assets                                         $  554,920    $  491,048    $ 63,872
Net interest margin                                                  4.82%         5.15%       (.33)%

        The increase in net interest income in 1994 from 1993 is due mainly to the increased volume of assets from the merger acquisition of First Community that took place on April 4, 1994. Refinancing and early pay offs of loans continued with new loans being booked at lower yields. This trend continued in the first and second quarter of 1994. The rise in interest rates in 1994 due to pressures from the Federal Reserve, should help to improve margins slightly. Loan growth in the latter half of 1993 and first three quarter of 1994 has also helped to improve the margin. For the year 1994, it is anticipated that margins will be squeezed from the levels of 1993. However, net interest income should be up due to the loan growth and the addition of First Community as discussed on page A 19.

[FN]
(1) Tax-equivalent basis is calculated using a marginal Federal tax rate of 34%.
                                  -A24-

Union Bancshares, Inc. and Subsidiaries


Changes in Tax-equivalent Net Interest Income


        The following table analyzes the increase in tax-equivalent net interest income in terms of the respective amounts attributable to changes in interest rate, changes in average balances, and changes in both rate and balance.

(In thousands)
                                                                      Three Months Ended
                                                                  September 30, 1994 vs 1993
                                                                           Change attributable to
                                                         Total                                  Rate/
                                                        Change         Rate        Volume       Volume
Increase (decrease) in:
 Interest income:
  Loans (1)                                             $ 1,726       $ (202)     $ 1,987     $  (59)
  Investment securities:
    Taxable                                                 145          (47)         196         (4)
    Nontaxable (1)                                           42          (42)          88         (4)
  Trading account securities (1)                              1           --            1         --
  Federal funds sold and securities
    purchased under resale agreements                         8           12           (3)        (1)
        Total                                             1,922         (279)       2,269        (68)


 Interest expense:
  Interest-bearing demand deposits                            6          (27)          36         (3)
  Interest-bearing savings deposits                         110           21           85          4
  Interest-bearing time deposits
    under $100,000                                          359         (156)         559        (44)
  Interest-bearing time deposits
    over $100,000                                            93           36           40         17
  Federal funds purchased and securities
    sold under agreements to repurchase                     114          109            3          2
  Other short-term borrowings                                (4)          13          (12)        (5)
  FHLB advances                                             557           99          272        186
  Long-term borrowings                                       74          (25)         114        (15)

        Total                                             1,309           70        1,097        142

        Increase in net interest income                 $   613       $ (349)     $ 1,172     $ (210)











(1) Tax-equivalent basis is calculated using a marginal Federal tax rate of 34%.

                                  -A25-

Union Bancshares, Inc. and Subsidiaries








                                                                       Nine Months Ended
                                                                  September 30, 1994 vs 1993
                                                                           Change attributable to
                                                         Total                                  Rate/
                                                        Change         Rate        Volume       Volume
Increase (decrease) in:
 Interest income:
  Loans (1)                                              $ 3,051     $ (1,079)    $ 4,360     $ (230)
  Investment securities:
    Taxable                                                 (465)        (439)        (28)         2
    Nontaxable (1)                                           160         (180)        365        (25)
  Trading account securities (1)                              (2)          --          (2)        --
  Federal funds sold and securities
    purchased under resale agreements                        (16)          39         (39)       (16)
        Total                                              2,728       (1,659)      4,656       (269)


 Interest expense:
  Interest-bearing demand deposits                           (27)        (120)        103        (10)
  Interest-bearing savings deposits                          (89)        (208)        133        (14)
  Interest-bearing time deposits
    under $100,000                                           116         (571)        755        (68)
  Interest-bearing time deposits
    over $100,000                                             98           34          57          7
  Federal funds purchased and securities
    sold under agreements to repurchase                      190          169          15          6
  Other short-term borrowings                                  5           16          (9)        (2)
  FHLB advances                                            1,256          185         687        384
  Long-term borrowings                                       101          (63)        183        (19)

        Total                                              1,650         (558)      1,924        284

        Increase in net interest income                  $ 1,078     $ (1,101)    $ 2,732     $ (553)











(1) Tax-equivalent basis is calculated using a marginal Federal tax rate of 34%.

                                 -A26-

Union Bancshares, Inc. and Subsidiaries


Analysis of Non-Interest Income

        Non-interest income for the three months ended September 30, 1994, was $2,735,000, representing an increase of $677,000, or 32.9% from the same period in the preceding year. For the nine months ended September 30, 1994, non-interest income increased
37.4% from the prior year. This increase resulted primarily from the gain on the sales of a two bankcard portfolios. See page A 19 for further detail. Security gains were also up from the prior year. In the first quarter of 1994, UBI sold $11,593,000 of U.S. Agency and mortgage-backed securities from the "available for sale" category with the proceeds being partially reinvested in nontaxable municipal securities. This was done in anticipation of the merger that occurred on April 4, 1994 with First Community Federal, which had no nontaxable investment securities. Trust fees and service charge income was up over 1993 due to new and additional business. Bankcard fees decreased 25.2% and 14.3% for the three and nine month periods ended September 30, 1994, respectively. This is a result of the two bankcard portfolio sales in 1994 and from reduced fees charged to card holders as competition has eliminated annual fees. All other categories remained relatively unchanged.


        Each major category of non-interest income is analyzed in the following table (in thousands):

                                                                       Three Months Ended
                                                                          September 30,
                                                                                         Change
                                                          1994          1993          $          %
Bankcard fees                                            $    598     $    799    $  (201)    (25.2)%
Service charges                                               663          637         26       4.1
Trust fees                                                    410          322         88      27.3
Gain on sale of investment securities
 available for sale                                             3            1          2     200.0
Gain on sale of loans                                         713           --        713       0.0
Other                                                         348          299         49      16.4
        Total non-interest income                        $  2,735     $  2,058    $   677      32.9%

                                                                        Nine Months Ended
                                                                          September 30,
                                                                                         Change
                                                          1994          1993          $          %
Bankcard fees                                            $  1,930     $  2,253    $  (323)    (14.3)%
Service charges                                             1,959        1,830        129       7.0
Trust fees                                                  1,162        1,020        142      13.9
Gain on sale of investment securities
 available for sale                                           419           --        419       0.0
Gain on sale of loans                                       1,718           --      1,718       0.0
Other                                                         999          855        144      16.8
        Total non-interest income                        $  8,187     $  5,958    $ 2,229      37.4%

                                   -A27-

Union Bancshares, Inc. and Subsidiaries


Analysis of Non-Interest Expense

        Non-interest expense for the three months ended September 30, 1994 totaled $6,909,000, an increase of $1,327,000 or 23.8% from the third quarter of 1993. For the nine months ended September 30, 1994, non-interest expense increased by 13.2% from $16,749,000 to $18,960,000 or $2,211,000. The one category that made up a significant dollar portion of this increase was salaries and benefits. This increase was the result of the merger acquisition of First Community, normal pay increases and the increasing costs of employee benefits and training. Equipment and occupancy expenses were up and also effected by the merger acquisition.
Also, equipment expense was up due to new systems put in place to improve customer service. Other expenses were up due to one time expenses resulting from the merger acquisition with First
Community.  All other categories remained relatively unchanged.

        Each major category of non-interest expense is detailed in the following table (in thousands):

                                                                       Three Months Ended
                                                                          September 30,
                                                                                         Change
                                                          1994          1993           $         %
Salaries and benefits                                    $  3,343     $  2,535    $    808      31.9%
Bankcard fees                                                 533          565         (32)     (5.7)
Data processing                                               328          285          43      15.1
Equipment                                                     513          416          97      23.3
Occupancy, net of revenues of
  $110 and $108                                               436          374          62      16.6
Postage                                                       159          164          (5)     (3.0)
Marketing                                                     121          136         (15)    (11.0)
Supplies                                                      219          186          33      17.7
Amortization of purchase premium                              150           91          59      64.8
FDIC insurance                                                289          253          36      14.2
Other                                                         818          577         241      41.8
        Total non-interest expense                       $  6,909     $  5,582    $  1,327      23.8%

                                                                        Nine Months Ended
                                                                          September 30,
                                                                                         Change
                                                          1994         1993            $         %
Salaries and benefits                                    $  8,862   $    7,535    $  1,327      17.6%
Bankcard fees                                               1,548        1,608         (60)     (3.7)
Data processing                                               919          873          46       5.3
Equipment                                                   1,438        1,240         198      16.0
Occupancy, net of revenues of
  $325 and $327                                             1,192        1,085         107       9.9
Postage                                                       451          476         (25)     (5.2)
Marketing                                                     429          429          --       0.0
Supplies                                                      640          598          42       7.0
Amortization of purchase premium                              371          273          98      35.9
FDIC insurance                                                833          782          51       6.5
Other                                                       2,277        1,850         427      23.1
        Total non-interest expense                       $ 18,960   $   16,749    $  2,211      13.2%

                                 -A28-

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

        Under-performing assets at September 30 1994, were $2,392,000, an increase of $179,000 from $2,213,000 at December 31, 1993.
Nonaccrual loans increased $545,000, while loans 90 days past due decreased $494,000. Other real estate held increased due to assets acquired in the merger with First Community.

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

        Under-performing assets at September 30 1994 and December 31, 1993, are set forth in the following table (in thousands):

                                                                         September 30,   December 31,
                                                                             1994              1993
Nonaccrual loans                                                          $ 1,230           $    685
Past due loans (90 days or more)                                              975              1,469
                                                                            2,205              2,154
Other real estate held                                                        187                 59
        Total                                                             $ 2,392           $  2,213

                                 -A29-

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

        At September 30, 1994, the allowance for loan losses was $5,334,000, or 1.44% of outstanding loans. This compares with $4,400,000, or 1.48%, reported at December 31, 1993. The reduction in the percentage between December 31, 1993 and September 30, 1994, is due to the increased portfolio size from the merger acquisition of First Community. A majority of the loans acquired in the merger were 1-4 performing first mortgage real estate loans which require a smaller allowance. Net charge-offs for the first nine months of 1994 were $1,227,000, or .35% of average net loans. This compares with net charge-offs of $1,002,000, or .29% of average net loans for the same period in the preceding year.

        Based upon managements detailed review and analysis of the loan portfolio at September 30, 1994, the allowance for loan losses was set at a level of $5,334,000 as management's best estimate of the potential losses which might be present in the loan portfolio at that point in time. Management believes it is important to take a conservative approach in evaluating the risk profile of the company.
                                 -A30-

Union Bancshares, Inc. and Subsidiaries


Analysis of Capital Resources

        Stockholders' equity increased $4,314,000, or 10.6%, to $45,130,000 at September 30, 1994, from the $40,816,000 reported at
December 31, 1993. The ratio of equity capital to total assets was 6.9% at September 30, 1994, compared to 7.7% for December 31, 1993. This decrease was the result of increased levels of total assets from the merger acquisition of First Community on April 4, 1994. The dividend payout ratio was 6.9% for the first nine months of 1994. It is UBI's policy to maintain an appropriate balance between earnings returned to stockholders in the form of dividends and earnings retained to provide internal capital growth.

        Risk-based capital guidelines established by the Federal Reserve Bank (FRB), UBI's primary regulator, started in 1991. Under these guidelines, the FRB will monitor three ratios for capital levels. They are Tier I capital, Tier II capital and a Leverage ratio. Currently the FRB is requiring a minimum Tier I capital guideline of 4.00%, a Tier II capital guideline of 8.00%, and a Leverage ratio of 3.00%. At September 30, 1994, UBI had a 9.6% Tier I capital ratio, a 10.9% Tier II capital ratio, and a 6.1% Leverage ratio. All of UBI's capital ratios are above the regulatory guidelines and placed UBI in the "well capitalized" category currently defined by regulators. Well capitalized institutions are defined as those institutions having a Tier I capital level of 6.0%, a Tier II capital level of 10.0% and a Leverage ratio of 5.0%. This is the highest capital level category defined by regulators.
                                -A31-

Union Bancshares, Inc. and Subsidiaries


Analysis of Liquidity

        Liquidity for UBI's bank subsidiary, UNB, is represented by UNB's ability to generate a continuing stream of funds to satisfy its financial needs and the credit and deposit demands of its customers. Liquidity and interest sensitivity are managed in a coordinated asset/liability management program within the bank.

        Asset liquidity is derived from loan repayments and scheduled maturities of loans and other assets, primarily investment securities. At September 30, 1994, loan repayments and scheduled loan maturities within one year or less totaled $108,129,000. At September 30, 1994, investment securities, federal funds sold, FHLB overnight deposits, securities purchased under resale agreements and other investments, all of which are maturing within one year or less, totaled $55,329,000. These short term investment funds equaled 9.4% of aggregate interest-earning assets. This liquidity provides UNB with a substantial capacity to fund customers' new credit demands, internal financial needs, deposit payouts and to take advantage of other attractive market conditions as they arise.

        On the liability side, the most significant sources of liquidity for UNB consist of customers' new savings and time deposits under $100,000 and the renewal of customers' maturing deposits. Other sources of liquidity include customers' certificates of deposit of $100,000 or more, FHLB advances, and the purchase of federal funds and securities sold under agreements to repurchase.

        UBI relies on dividends and tax benefit payments from its subsidiaries and borrowings from unaffiliated banks to generate cash flow. Federal regulations restrict the payment of dividends by national banks by requiring approval of the Comptroller of the Currency if total dividends declared by a national bank in any calendar year exceed the bank's net profits for that year combined with its retained profits for the preceding two years. At September 30, 1994, dividends of approximately $8,557,000 were available from the bank subsidiary without such approval. UBI also has available for cash flow needs a $1,000,000 line-of-credit with Harris Trust and Savings Bank of Chicago. As of September 30, 1994 the line-of-credit had a $0 balance.
                                -A32-

Union Bancshares, Inc. and Subsidiaries


Analysis of Interest Sensitivity

        Interest sensitivity is the cornerstone of UBI's asset/liability margin management system. Key asset and liability decisions are reviewed in the framework of this system with the objective of optimizing long-term profitability at an acceptable level of risk.

        The tables that follow summarize the asset/liability margin management status at September 30, 1994 (in thousands). Yields and rates shown in the table are interest income and expense only.
Factors such as loan fees are not included in the summary.

                               0-3       3-6      6-12       1-5      5+      Non-Rate
Repricing Maturity           Months    Months    Months     Years    Years    Sensitive  Total
  (In thousands)
Assets:
  Loans                     $123,881  $ 15,681  $ 38,116   $141,922   $49,887   $     0   $369,487
  Securities-Taxable          14,155     9,889    24,360   104,212     20,239         0    172,855
  Securities-Nontaxable        2,930       255     3,683    18,903     18,682         0     44,453
  Fed Funds Sold                   0         0         0         0          0         0          0
  Nonearning Assets                0         0         0         0          0    66,216     66,216
    Total Assets             140,966    25,825    66,159   265,037     88,808    66,216    653,011

Liabilities and
 Stockholders' Equity:
  Interest-Bearing Demand
    Deposits                   2,415     2,415     4,830    38,628     32,184         0     80,472
  Savings Deposits             3,546     3,603     7,206    57,624     48,029         0    120,008
  Other Time Deposits         47,438    36,350    49,021    72,772     19,776         0    225,357
  Short-term Borrowings       26,481         0         0         0          0         0     26,481
  Long-term Borrowings        18,268       529     8,362    31,237      4,226         0     62,622
  Noncosting Liabilities           0         0         0         0          0    92,941     92,941
  Stockholders' Equity             0         0         0         0          0    45,130     45,130
    Total Liabilities and
     Stockholders' Equity     98,148    42,897    69,419   200,261    104,215   138,071    653,011
Repricing Gap               $ 42,818  $(17,072) $ (3,260)  $64,776    $(15,407) $(71,855) $      0

Cumulative Repricing Gap    $ 42,818  $ 25,746  $ 22,486   $87,262    $71,855   $     0   $      0


                                0-3      3-6       6-12       1-5      5+      Non-Rate
Interest Rate Analysis        Months   Months     Months     Years    Years    Sensitive  Total
Assets:
  Loans                        8.81%      8.62%    8.45%      8.47%     7.89%              8.51%
  Securities-Taxable           6.52       5.06     5.26       5.50      5.50               5.53
  Securities-Nontaxable (1)    7.98       7.80     8.27       8.83      8.15               8.44
  Fed Funds Sold               0.00       0.00     0.00       0.00      0.00               0.00
  Nonearning Assets                                                              0.00      0.00
    Total Assets               8.56       7.25     7.26       7.33      7.40     0.00      6.85

Liabilities and
 Stockholders' Equity:
  Interest-Bearing Demand
    Deposits                   1.99       1.99     1.99       1.99      1.99               1.99
  Savings Deposits             2.27       2.27     2.27       2.27      2.27               2.27
  Other Time Deposits          3.82       4.01     4.55       5.50      6.07               4.75
  Short-term Borrowings        4.83       0.00     0.00       0.00      0.00               4.83
  Long-term Borrowings         5.38       8.03     7.25       7.50      8.03               6.89
  Noncosting Liabilities                                                         0.00      0.00
  Stockholders' Equity                                                           0.00      0.00
    Total Liabilities and
     Stockholders' Equity      4.28       3.80     4.46       4.21      3.14     0.00      3.16

Net Yield                      4.28%      3.45%    2.80%      3.12%     4.26%    0.00%     3.69%

(1) Tax-equivalent basis is calculated using a marginal federal tax rate of 34%.

                                 -A33-