Form 10-K
period 1994-12-31
UNION BANCSHARES INC /KS/
filed 1995-03-09
CIK 701546

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

              For the year ended December 31, 1994
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

     The number of shares of Class A common stock outstanding as of December 31, 1994, was 358,190.

               DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the Special Meeting of Stockholders to be held March 29, 1995, is incorporated by reference into Part III of this report.

Union Bancshares, Inc. and Subsidiaries
Table of Contents




                             PART I

ITEM                                                           PAGE

  1  Business                                               2 - 4
  2  Properties                                             5
  3  Legal Proceedings                                      5
  4  Submission of Matters to a Vote of Security Holders    5



                             PART II

  5  Market for the Registrant's Common Stock and Related
       Stockholder Matters                                  6
  6  Selected Financial Data                                6
  7  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                  6
  8  Financial Statements and Supplementary Data            6
  9  Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                  7



                            PART III

 10  Directors and Executive Officers of the Registrant     7
 11  Executive Compensation                                 7
 12  Security Ownership of Certain Beneficial Owners and
       Management                                           7
 13  Certain Relationships and Related Transactions         7



                             PART IV

 14  Exhibits, Financial Statement Schedules,
       and Reports on Form 8-K                              8
     Signatures                                             9
     Financial Information                             Appendix A

Union Bancshares, Inc. and Subsidiaries


                             PART I

Item 1.  Business

     Union Bancshares, Inc. (UBI) is a bank holding company formed in 1982 under the laws of the State of Kansas. In connection with this formation, UBI acquired all of the common stock of Union National Bank of Wichita (UNB) by exchange for UBI Class A common stock on a share for share basis. In 1987, UBI formed Union Boulevard National Bank (UBNB), a wholly-owned subsidiary, to acquire from the Federal Deposit Insurance Corporation certain assets and liabilities previously owned by Boulevard State Bank. UBNB was merged into UNB in 1989. In April 1990, UBI acquired certain assets and liabilities from the Resolution Trust Corporation (RTC) of the former First Federal Savings and Loan Association of Hutchinson. UBI acquired two branch locations in this purchase. One of these branches was closed on January 12, 1991. In November 1990, UBI acquired certain assets and liabilities from the RTC of the former Valley Savings, A Federal Savings and Loan Association of Hutchinson. UBI began operations from two branch locations in this purchase. One branch location was closed on January 12, 1991. The second branch was moved from its initial operational site to a new site on June 30, 1992. On February 16, 1991, UBI acquired from the RTC, certain assets and liabilities of the Derby branch of the former Mid Kansas Savings and Loan, F.A. of Wichita. UBI purchased the Derby branch location from the RTC on June 21, 1991. In April 1994, UBI through merger, acquired the assets and assumed certain liabilities of First Community Federal Savings and Loan Association, Winfield, Kansas ("First Community"). First Community had operations in Winfield, Arkansas City and Derby, Kansas. First Community was merged into UNB with its three locations becoming branches of UNB.

     At December 31, 1994, UBI had three active, wholly-owned subsidiaries: UNB, UBI Growth Capital, Inc. (UBIGC), a venture capital company, and UBI Financial Services, Inc. (UBIFS), a community development company. In addition, UNB owns all of the outstanding common stock of Union Center, Inc. (UCI), a Kansas corporation formed in 1956 to purchase and operate the building mainly occupied by UNB. At December 31, 1994, UBI and its subsidiaries had 411 FTE (full-time equivalent) employees.

     UBI and its subsidiaries are engaged primarily in commercial banking and related activities authorized by the Bank Holding Company Act of 1956, as amended, or determined by the Board of Governors of the Federal Reserve System to be so closely related to the business of banking as to be proper incident thereto. UBI and its subsidiaries, therefore, did not engage in material operations in separate reportable industry segments for the last three years.
                            - 2 -
PAGE

Union Bancshares, Inc. and Subsidiaries

     UBI offers a wide range of financial services in the Wichita and Derby, Sedgwick County, Hutchinson, Reno County, and Winfield and Arkansas City, Cowley County, Kansas, areas through UNB, its subsidiary bank. These services include deposit accounts; commercial, installment and real estate loans; trust, investment and escrow services; and a network of automated teller machines. UNB has fourteen locations and 19 ATMs situated within the city limits of Wichita, Hutchinson, Derby and Winfield. UNB is the third largest bank in Wichita, the second largest bank in Hutchinson and Derby, and the largest bank in Winfield and Arkansas City. In addition, customers may also access UNB services at 450 ATMs throughout the State of Kansas and at over 110,000 ATMs throughout the United States and Canada through UNB participation in Kansas Electronic Transfer Systems, Inc. (KETS), VIA, Cirrus, and Plus ATM switching companies.

     UNB faces competition from banks and other financial institutions located in Sedgwick, Reno and Cowley County, Kansas.
There are approximately 97 other financial institutions within the Sedgwick, Reno, and Cowley County areas.

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

     In 1989, Congress enacted the "Financial Institutions Reform, Recovery, and Enforcement Act" (FIRREA), which allowed bank holding companies to acquire savings and loan associations, either in or outside of Kansas. It also allowed the acquisition of savings and loan associations by out-of-state bank holding companies. The FIRREA Act also abolished the Federal Savings and Loan Insurance Corporation, making the Federal Deposit Insurance Corporation
(FDIC) the single insurer of deposits for financial institutions. This resulted in higher insurance premium rates, which had a negative impact on non-interest expense of UBI starting in 1991.
An analysis of non-interest expense is discussed in greater detail starting on page A-38.

                            - 3 -
PAGE

Union Bancshares, Inc. and Subsidiaries

     Beginning July 1, 1992, bank holding companies located in Arkansas, Colorado, Iowa, Missouri, Nebraska, and Oklahoma were permitted to acquire banks and bank holding companies located in Kansas after obtaining the approval of the Kansas State Banking Board. No applications can be approved unless the laws of the state, or jurisdiction in which the applicant bank holding company is located, permit Kansas bank holding companies to acquire banks and bank holding companies in that state or jurisdiction on substantially the same terms as established under Kansas law. This has brought greater competition to Kansas and potentially to the communities in which UBI and its subsidiaries operate. There have been several institutions that have made acquisitions in the state.

     In October of 1994 the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 " banking bill was passed and signed into law by the President. This law will allow financial institutions beginning partially in 1996 and fully in 1997 to branch into any state unless the state specifically opts out. This will bring further competition to the state of Kansas. It is not anticipated that many states will opt out.

     On November 1, 1994 UBI signed an Agreement and Plan of Merger with Commerce Bancshares, Inc. ("Commerce"). Commerce, headquartered in Missouri, is a $8 billion registered bank holding company with banking operations in Missouri, Illinois, and Kansas. Commerce has a credit card bank in Nebraska, a mortgage banking company, a credit life insurance company, a small business investment company, a property and casualty insurance agency and a company primarily engaged in holding bank-related real property. The merger with Commerce, which is subject to regulatory and stockholder approval, will bring expanded products and services and additional capital resources to meet the needs of the current and potential customers of UBI and to meet the competition of the new emerging financial industry under the new banking law.

     UBI and its subsidiaries continually evaluate the changes in legislation pending before the federal and state governments which may have an effect on their business. It is difficult to predict what proposals might be adopted and what, if any, effect they may have on UBI and its subsidiaries.

     The principal source of UBI's cash revenues is dividends from UNB. The ability of UNB to pay such cash dividends is limited by federal regulations. Approval of the Comptroller of the Currency is required if total dividends declared by a national bank in any calendar year exceed the bank's net profits for that year combined with its retained profits for the preceding two years. At December 31, 1994, dividends of approximately $8,456,000 were available from the bank subsidiary without such approval.

                             - 4 -
PAGE

Union Bancshares, Inc. and Subsidiaries


Item 2.  Properties

     UBI uses the main offices of UNB, 200 Union Center Building, 150 North Main, Wichita, Kansas, for its offices. Presently, UBI pays no rental to UNB, although UBI may pay to UNB a fair and reasonable charge for all facilities and services furnished by UNB at such time as UBI requires separate facilities.

     The Union Center Building is a 10-story structure which was completed and occupied by UNB in 1956. The building is owned by UNB's subsidiary, UCI. Approximately 81,508 square feet, or 68.0%, of the rentable space in the building is leased by UNB. In 1994 UNB paid a monthly rent of $77,760 to UCI. UNB owns two of the thirteen lots comprising the site of the Union Center Building, and leases two others for a term expiring no earlier than the year 2053. UCI owns three of the lots comprising the Union Center Building site, and leases the remaining six lots for terms expiring no earlier than 2047. There are no mortgages or liens outstanding.

     UNB owns thirteen separate bank facilities and the land on which they are located. These are at the following locations in Wichita, Hutchinson, Derby, Winfield and Arkansas City, Kansas:

                                         Kansas        Square
         Branch          Address        Community       Feet
          Boulevard      2300 E. Lincoln  Wichita       28,088
          Broadway       1701 S. Broadway Wichita        1,704
          East           6424 E. 13th     Wichita        4,800
          Pavilion       456 N. Main      Wichita        4,000
          West           6920 W. Central  Wichita        6,100
          Woodlawn       1250 S. Woodlawn Wichita        3,394
          Northwest      8878 W. 21st     Wichita        3,640
          Main at 9th    825 N. Main      Hutchinson    11,420
          30th Avenue    101 E. 30th      Hutchinson     1,704
          Madison        201 E. Madison   Derby          2,400
          Buckner        1257 N. Buckner  Derby          3,000
          Winfield       310 E. 10th      Winfield      17,350
          Arkansas City  625 N. Summit    Arkansas City  2,000

     Aggregate annual rental paid during 1994 with respect to all leased real estate to third party lessors amounted to $149,000.


Item 3.  Legal Proceedings

     There were no legal proceedings pending during the last fiscal year to which UBI or its subsidiaries was a party, other than ordinary routine litigation incidental to their business.


Item 4.  Submission of Matters to a Vote of Security Holders

     No information is required in response to this Item as no matters were submitted to a vote of UBI's security holders during the fourth quarter of 1994.

                             - 5 -
PAGE

Union Bancshares, Inc. and Subsidiaries


                             PART II


Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters

     There is no established public trading market for UBI Common
Stock, Class A. Therefore, the high and low bid prices for UBI stock cannot be determined. The number of stockholders on record for the Company as of December 31, 1994 was 340. Dividend information for the stock is as follows:

                     Quarter 1994    1993
                      1st    $ .30   $ .30
                      2nd      .30     .30
                      3rd      .30     .30
                      4th      .30     .80

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

                             - 6 -
PAGE

Union Bancshares, Inc. and Subsidiaries


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     UBI filed a Form 8-K dated October 20, 1993, under Item 4., "Change in Registrant's Certifying Accountants". This discussed the change from Coopers & Lybrand as UBI's independent accountants to Allen, Gibbs & Houlik effective for the fiscal year ending December 31, 1993. There were not any disagreements between Coopers & Lybrand and the management of UBI as defined in Item 304
(a)(1)(v) A-D. The decision to change accountants was recommended and approved by the Audit Committee of the Board of Directors of UBI.


                            PART III


Item 10. Directors and Executive Officers of the Registrant

     The information required by Item 401 of Regulation S-K appears on pages 4,5 and 7 of the 1994 Proxy Statement under the caption
"Directors of UBI" and "UBI Executive Officers" is hereby incorporated by reference.


Item 11. Executive Compensation

     The information required by Item 402 of Regulation S-K appears on pages 9 and 10 of the 1994 Proxy Statement under the caption
"Compensation of UBI Directors and Executive Officers" and is hereby incorporated by reference.


Item 12. Security Ownership of Certain Beneficial Owners and
Management

     The information required by Item 403 of Regulation S-K appears on page 8 of the 1994 Proxy Statement under the caption "Security
Ownership of UBI Management" and is hereby incorporated by reference.


Item 13. Certain Relationships and Related Transactions

     The information required by Item 404 of Regulation S-K appears on page 11 of the 1994 Proxy Statement under the caption
"Transactions with UBI Management" and is hereby incorporated by reference.

                             - 7 -
PAGE

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

          (2)  Financial Statement Schedules

              None

          (3)  Exhibits

              None

     (b)  Reports on Form 8-K

          An 8-K/A No.1, dated April 4, 1994 was filed under Item 2., "Acquisition or Disposition of
          Assets" and Item 7., "Financial Statements and
          Exhibits" and discussed the execution of the merger agreement between UBI, UNB and First
          Community.

                             - 8 -
PAGE

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

(Principal Executive Officer)     (Principal Accounting Officer)


  February 15, 1995                      February 15, 1995
        Date                                   Date


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/S/ JACK B. HINKLE                       February 15, 1995
Jack B. Hinkle, Director                       Date


/S/ RANDOLPH D. LOVE                     February 15, 1995
Randolph D. Love, Director                     Date


/S/ ROBERT D. LOVE                       February 15, 1995
Robert D. Love, Director                       Date


/S/ DEREK L. PARK                        February 15, 1995
Derek L. Park, Director                        Date


/S/ DONALD H. PRATT                      February 15, 1995
Donald H. Pratt, Director                      Date


/S/ WILLIAM G. WATSON                    February 15, 1995
William G. Watson, Director                    Date

Union Bancshares, Inc. and Subsidiaries
Financial Information




















                           APPENDIX A

                      FINANCIAL INFORMATION

                            - A1 -
PAGE

               THIS PAGE LEFT BLANK INTENTIONALLY

                             - A2 -

Union Bancshares, Inc. and Subsidiaries
Index to 1994 Financial Information



                                                         Page

Financial Statements
    Consolidated Statement of Condition                   A-4
    Consolidated Statement of Income                      A-5
    Consolidated Statement of Stockholders' Equity        A-6
    Consolidated Statement of Cash Flows               A-6 to A-7
    Notes to Consolidated Financial Statements         A-8 to A-25

Independent Auditors' Reports                          A-26 to A-27

Management's Report on Financial Statements and
  Internal Accounting Control                            A-28

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                  A-29 to A-51

Consolidated Statement of Condition - Average
  Balances and Interest Rates                          A-32 to A-33

Five-Year Summary of Operations                          A-51

                            - A3 -

Union Bancshares, Inc. and Subsidiaries
Consolidated Statement of Condition

(In thousands)
                                                     At December 31,
                                                      1994     1993
Assets
Cash and due from banks                              $37,729  $26,819
Federal funds sold and securities
  purchased under resale agreements                      100       --
     Total cash and cash equivalents                  37,829   26,819


Investment securities:
  Held to maturity                                   150,510  190,901
  Available for sale                                  53,092      --
     Total investment securities
        (market value-$198,567 and $194,872)         203,602  190,901

Trading account securities                                49      --

Loans                                                393,026  298,062
Less:  Allowance for loan losses                      (5,500)  (4,400)
     Net loans                                       387,526  293,662

Premises and equipment                                15,535   12,124
Other assets                                          21,136    9,351

     Total assets                                   $665,677  $532,857

Liabilities and Stockholders' Equity
Deposits:
  Non-interest-bearing demand                       $ 89,552  $ 86,708
  Interest-bearing demand                             75,256    75,111
  Interest-bearing savings                           110,099   107,393
  Interest-bearing time under $100,000               211,889   152,396
  Interest-bearing time over $100,000                 19,852    12,208
     Total deposits                                  506,648   433,816

Federal funds purchased and securities
  sold under agreements to repurchase                 39,227    24,493
Other short-term borrowings                            3,490     4,034
FHLB advances                                         51,077    16,900
Long-term borrowings                                  13,213     8,000
Other liabilities                                      6,373     4,798
     Total liabilities                               620,028   492,041


Preferred stock, Class A, par value $100 per share
  100,000 shares authorized, no shares outstanding        --        --
Preferred stock, Class B, par value $100 per share
  100,000 shares authorized, no shares outstanding        --        --
Common stock, Class A, par value $10 per share;
  1,000,000 shares authorized, 358,190 and 350,690
   shares outstanding                                  3,582     3,507
Common stock, Class B, par value $10 per share;
  1,000,000 shares authorized, no shares outstanding      --        --
Capital surplus                                        3,789     3,527
Retained earnings                                     39,045    33,782
Unrealized gain (loss) on securities
  available for sale, net                               (767)       --
     Total stockholders' equity                       45,649    40,816

     Total liabilities and stockholders' equity     $665,677  $532,857



[FN]
The accompanying notes are an integral part of these financial statements.
                              - A4 -

Union Bancshares, Inc. and Subsidiaries
Consolidated Statement of Income
(In thousands except per share data)

                                                Years ended December 31,
                                                  1994    1993     1992
Interest income:
  Interest and fees on loans                    $32,089  $27,181 $28,538
  Interest and dividends on investment securities:
     U.S. Treasury                                1,082    1,782   2,507
     Federal agencies                             4,526    3,752   1,928
     Mortgage-backed securities                   2,598    2,712   5,716
     State and municipal                          2,459    2,369   2,297
     Corporate securities                           207      299     450
     Other investments                              530      427     856
  Interest on Federal funds sold and securities
   purchased under resale agreements                 87      113     445
     Total interest income                       43,578   38,635  42,737

Interest expense:
  Interest on deposits                           13,751   12,808  17,971
  Interest on Federal funds purchased and
   securities sold under agreements to repurchase 1,044      581     557
  Interest on other short-term borrowings            94       80      86
  Interest on FHLB advances                       2,291      477      77
  Interest on long-term borrowings                  964      776     819
     Total interest expense                      18,144   14,722  19,510

     Net interest income                         25,434   23,913  23,227

Provision for loan losses                         2,312    2,412   2,569

     Net interest income after
       provision for loan losses                 23,122   21,501  20,658

Other income                                     10,226    7,904   7,923
Other expense                                    25,712   22,163  22,566

  Income before income tax expense                7,636    7,242   6,015

Income tax expense                                1,947    2,050   1,715

     Net income                                  $5,689   $5,192  $4,300

Earnings per share data:
  Net income                                     $16.07   $14.81  $12.28

  Dividends                                       $1.20    $1.70   $1.70

















[FN]
The accompanying notes are an integral part of these financial statements.
                            - A5 -

Union Bancshares, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity

(In thousands except number of shares)

                                Common Stock
                               Number          Capital  Retained
                              of Shares Amount Surplus  Earnings  Total
Balance, December 31, 1991      349,690 $3,497  $3,502  $25,481  $32,480
 Net income                          --     --      --    4,300    4,300
 Issuance of Common Stock         1,000     10      25       --       35
 Cash dividends (1.70 per share)     --     --      --     (595)    (595)

Balance, December 31, 1992      350,690  3,507   3,527   29,186   36,220
 Net income                          --     --      --    5,192    5,192
 Cash dividends (1.70 per share)     --     --      --     (596)    (596)

Balance, December 31, 1993      350,690  3,507   3,527   33,782   40,816
 Net income                          --     --      --    5,689    5,689
 Issuance of Common Stock         7,500     75     262       --      337
 Cash dividends (1.20 per share)     --     --      --     (426)    (426)
 Unrealized gain (loss) on
   securities available for
   sale, net                         --     --      --     (767)    (767)

Balance, December 31, 1994      358,190 $3,582  $3,789  $38,278  $45,649




Union Bancshares, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

(In thousands)
                                                 Years ended December 31,
                                                   1994    1993    1992
Cash flows from operating activities:
  Net income                                      $5,689  $5,192  $4,300
  Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation and amortization                 2,545   2,148   1,871
     Amortization of purchase premiums               522     364     486
     Provision for loan losses                     2,312   2,412   2,569
     Provision for deferred income taxes            (627)   (339)   (398)
     Gain on sale of investment securities
       available for sale                           (420)     --      --
     Gain on sale of investment securities            --     (20)   (359)
     Gain on sale of trading account securities      (29)    (24)    (68)
     Gain on sale of loans                        (1,782)     --      --
     (Gain) loss on abandonment of premises
       and equipment                                 (17)     28      84
     Net (increase) decrease in trading account
       securities                                    (20)    269     (55)
     Net increase in other assets
       net of effects of purchase                 (1,095) (1,127)   (160)
     Net (decrease) increase in other liabilities
       net of effects of purchase                 (1,594)  1,465    (626)
      Net cash provided by operating activities    5,484  10,368   7,644







[FN]
The accompanying notes are an integral part of these financial statements.
                             - A6 -

Union Bancshares, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Continued)

(In thousands)
                                                   Years ended December 31,
                                                  1994       1993      1992
Cash flows from investing activities:
  Proceeds from sales of investment securities
     available for sale                          40,191        --        --
  Proceeds from maturities and paydowns of
     investment securities available for sale    28,885        --        --
  Purchases of investment securities available
     for sale net of effects of purchase         (9,448)       --        --
  Proceeds from the sale of investment securities    --       121    13,441
  Proceeds from maturities and paydowns of
     investment securities held to maturity      37,442   123,081   208,617
  Purchases of investment securities held
     to maturity net of effects of purchase     (48,072) (117,899) (211,531)
  Mark to market adjustment for securities
     available for sale                           1,204        --        --
  Net increase in loans net of
     effects of purchases                       (30,288)  (15,709)   (6,578)
  Proceeds from the sale of loans                13,577        --        --
  Purchases of premises and equipment
     net of effects of purchase                  (3,802)   (1,622)   (2,601)
  Proceeds from sales of premises and equipment      32         4        21
  Purchase of institution, net of cash acquired (12,337)       --        --
   Net cash provided (used) by
      investing activities                       17,384   (12,024)    1,369


Cash flows from financing activities:
  Net (decrease) increase in demand deposits and
   savings accounts net of effects of purchase  (23,032)   (9,711)   34,686
  Net decrease in time deposits net of effects
    of purchase                                  (3,516)  (32,100)  (48,806)
  Net increase (decrease) in Federal funds
    purchased and securities sold under
    agreements to repurchase                     14,734     7,370    (2,568)
  Net increase (decrease) in other short-term
    borrowings                                     (544)      356      (372)
  Net (decrease) increase in long-term borrowings 5,213    (2,000)       --
  Net (decrease) increase in FHLB advances
   net of effects of purchase                    (3,858)   14,600     2,300
  Issuance of common stock                          338        --        35
  Adjustment to stockholders' equity for mark
   to market adjustment on securities available
   for sale                                        (767)       --        --
  Cash dividends paid                              (426)     (596)     (596)
   Net cash used by financing activities        (11,858)  (22,081)  (15,321)

Net increase (decrease) in cash
  and cash equivalents                           11,010   (23,737)   (6,308)
Cash and cash equivalents at January 1           26,819    50,556    56,864
Cash and cash equivalents at December 31        $37,829   $26,819   $50,556


Supplemental Disclosures:
  Cash payments for:
    Interest                                    $17,842   $15,022   $19,983
    Income taxes                                 $2,683    $3,022    $2,437







[FN]
The accompanying notes are an integral part of these financial statements.
                              - A7 -

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies


Basis of Presentation

   The consolidated financial statements in 1994, 1993 and 1992 include UBI and its wholly-owned subsidiaries, UNB, UBIGC and UBIFS. All significant intercompany accounts and transactions have been eliminated.

   The 1993 and 1992 consolidated financial statements have been reclassified to conform with 1994 presentation. Such reclassifications have no effect on net income.


Statement of Cash Flows

   For purposes of reporting cash flows, cash equivalents include amounts due from banks, federal funds sold, and securities purchased under resale agreements. Generally, federal funds are sold for one-day periods.


Investment and Trading Account Securities

   Effective January 1, 1994, UBI adopted Financial Accounting Standard No. 115 (FAS 115) which relates to accounting for certain investments in debt and equity securities. FAS 115 requires that banks classify all securities as "held to maturity", "available for sale" or "trading securities". Any new securities at time of purchase must be placed in one of these three categories for reporting purposes. Any security placed in the "available for sale" or "trading securities" must be marked to its fair value at that time. The fair value adjustment for "available for sale" securities will flow through the equity section on the financial reports. The fair value adjustment for the trading securities will continue to flow through the income statement. Securities are classified as "held-to maturity" when management has the intent and UBI has the positive ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts, both computed on straight line method which approximates the constant yield method. The prepayment history of each mortgage-backed security pool is used to recalculate the yield used to amortize and accrete the premium and discount on these securities

   Management of UBI has done an extensive evaluation of all of its securities to determine what securities will be placed in each of these categories. Management has considered several factors to determine these securities classifications including liquidity needs, loan demand, tax issues, credit quality, regulatory issues and asset/liability positioning.
                             - A8 -

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies (Continued)


Investment and Trading Account Securities (Continued)

   Gains or losses on security transactions are recognized upon realization and are reported as a separate component of non-interest income. The specific identification method is used in determining the cost of investment securities sold. For 1993, investment securities were stated at cost, adjusted for amortization of premium and accretion of discount.

   Prior to 1994, securities were classified as "Investment
Securities" when management had the intent and ability to hold the securities for the foreseeable future. Normal operations did not require the sale of investment securities for liquidity purposes.

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


Allowance for Loan Losses

   UBI's policy is to maintain a valuation allowance adequate to provide for potential losses on loans currently outstanding. The allowance for loan losses is determined by management on the basis of a detailed review of the risk factors affecting the loan portfolio, including changes in the portfolio size and mix, past loan loss experience, the financial condition of the borrowers, and the prevailing economic environment. The result of this review enables management to establish the allowance at a level considered adequate to absorb loan losses.
                             - A9 -

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


Income Taxes

   In January 1993, UBI adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes". FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in UBI's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally takes into consideration all expected future events other than enactments of changes in the tax law or rates. Previously, UBI used the Financial Accounting Standards No. 96 asset and liability approach, which gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. Management has determined that there was no significant financial statement impact to UBI with the implementation of FAS 109 for 1993.
                             - A10 -

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

Trading account assets: Fair values for UBI's trading account assets, which also are the amounts recognized in the balance sheet, are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.
                            - A11 -

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

Deposit liabilities: The estimated fair value of non-interest-bearing deposits, NOW accounts, savings accounts and money market accounts is equal to their book value, which represents the amount payable on demand at the reporting date. The book value for variable rate money market and savings accounts approximates their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of similar remaining maturities to a schedule of aggregated expected monthly maturities on time deposits.

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

Long-term borrowings: The fair values of UBI's long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on UBI's current incremental borrowing rates for similar types of borrowing arrangements.
                             - A12 -

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


2.  Mergers and Acquisition

First Community Federal Savings and Loan Association, Winfield, Ks.

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

   The total cost of the transaction was $12,795,000. The purchase price was determined by assessing the worth in dollars of the ongoing income stream generation from First Community, taking into consideration market value of assets and liabilities. The transaction, which was accounted for as a purchase, was financed with a $7,000,000 loan from Harris Bank and Trust in Chicago and the remaining $5,795,000 from internal funds.

   First Community was a savings and loan institution with total assets as of April 4, 1994 of $149,000,000, and offered full service banking from three branches. These facilities are located one each in Winfield, Arkansas City and Derby, Kansas. All three of these offices were part of the merger and are being run as branches of UNB.

   The following table presents supplementary information regarding the cash paid for First Community (in thousands):

                                                           1994
       Fair value of assets acquired                     $149,058
       Fair value of liabilities assumed                (141,111)
       Cost in excess of net assets acquired               4,848
          Cash paid                                       12,795
          Cash acquired                                      458
          Net cash paid                                  $12,337

   For the transaction, accounted for as a purchase, the consolidated statement of income includes only the income and expenses of First Community since acquisition. The purchase price has been allocated to the net assets acquired based on their fair values with the excess allocated to cost in excess of net assets acquired which is being amortized on a straight line basis over fifteen years.

   The following proforma consolidated data (in thousands), reflects the net effect of acquiring First Community in 1994, as if it was acquired on January 1, 1993, as compared to actual results shown in the Consolidated Statement of Income on page A-5.
                             - A13 -

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2.  Mergers and Acquisitions  (Continued)

                                         1994    1993
Gross revenue                           $36,980 $37,098
Net income                               5,906   6,060
Net income per share                     16.68   17.28

   Gross revenue in the above table is the sum of "Net interest income" and "Total non-interest income."

Commerce Bancshares, Inc, Kansas City, Mo.

   On November 1, 1994 UBI signed an Agreement and Plan of Merger with Commerce. The transaction is subject to UBI Stockholder and Regulatory approvals. Commerce is an $8 billion bank holding company headquartered in Missouri, with bank operations in Missouri, Illinois and Kansas. The transaction provides for the conversion of each outstanding share of UBI Class A Common Stock, $10 par value per share, into the right to receive the sum of $242.00 in cash. The transaction will be accounted for as a purchase of UBI by Commerce in accordance with generally accepted accounting principles.


3.  Cash and Due From Banks

   Federal Reserve Bank regulations require the subsidiary bank to maintain certain reserve balances relating to deposits. The reserves may be maintained in the form of vault cash or balances maintained with a Federal Reserve Bank. For the two-week reserve period inclusive of December 31, 1994, UNB maintained daily average reserves of $10,463,000. For the two-week reserve period inclusive of December 31, 1993, the daily average reserves maintained were $10,553,000.


4.  Investment Securities

Investment Securities Held To Maturity

   The book value and estimated market values of investments in securities being held to maturity are as follows (in thousands):

                                         December 31, 1994
                                               Gross      Estimated
                                  Book       Unrealized     Market
                                  Value    Gains   Losses    Value
U.S. Treasury securities        $15,319    $   6  $  (628)  $14,697
U.S. government corporations
  and agencies                   84,899        1   (3,831)   81,069
Obligations of states
  and political subdivisions     39,079      696     (930)   38,845
Corporate securities              3,017       --      (13)    3,004
Mortgage-backed securities        8,146       --     (336)    7,810
Other investments                    50       --       --        50
     Total                       $150,510  $ 703  $(5,738) $145,475

                              - A14 -

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


4.  Investment Securities (Continued)

                                        December 31, 1993
                                                Gross      Estimated
                                  Book       Unrealized     Market
                                  Value    Gains   Losses    Value
U.S. Treasury securities          $24,500  $  236  $   (7)   $24,729
U.S. government corporations
  and agencies                     85,899     662    (261)    86,300
Obligations of states
  and political subdivisions       42,555   2,272     (16)    44,811
Corporate securities                4,107      51      --      4,158
Mortgage-backed securities         28,126   1,098     (64)    29,160
Other investments                   5,714      --      --      5,714
     Total                       $190,901  $4,319  $ (348)  $194,872

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

                                               December 31, 1994
                                                         Estimated
                                                Book      Market
                                                Value      Value
Due in one year or less                       $37,694    $37,005
Due after one year through five years          92,571     88,847
Due after five years through ten years         19,136     18,440
Due after ten years                             1,109      1,183
     Total                                   $150,510   $145,475

                             - A15 -

Union Bancshares, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements


4.  Investment Securities (Continued)

Investment Securities Available For Sale

     The book value and estimated market values of investments in securities available for sale are as follows (in thousands):

                                        December 31, 1994
                                              Gross      Estimated
                                  Book      Unrealized     Market
                                  Value    Gains   Losses    Value
U.S. Treasury securities          $2,038   $ --   $   (30)  $2,008
U.S. government corporations
  and agencies                     5,692     --      (102)   5,590
Obligations of states
  and political subdivisions       3,178      6      (139)   3,045
Corporate securities                  --     --        --       --
Mortgage-backed securities        34,063     19      (956)  33,126
Other investments                  9,323     --        --    9,323
     Total                       $54,294   $ 25   $(1,227) $53,092

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

                                               December 31, 1994
                                                         Estimated
                                                Book      Market
                                                Value      Value
Due in one year or less                        $13,566    $13,303
Due after one year through five years          23,582     22,886
Due after five years through ten years          7,823      7,580
Due after ten years                             9,323      9,323
     Total                                     $54,294    $53,092

     Gross realized gains and losses from the sale of investment securities available for sale for the year ended December 31, 1994 are as follows:

                                        December 31,
                                            1994
Realized gains                             $ 527
Realized losses                             (107)

     Investment securities being held to maturity with a book value of $50,905,000 and $41,322,000 were pledged to secure deposits of public funds at December 31, 1994, and December 31, 1993 respectively. No investment securities available for sale were pledged to secure deposits of public funds at December 31, 1994. Total pledgings required at December 31, 1994, and December 31, 1993, were $16,754,000 and $17,038,000, respectively.
                             - A16 -

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


5.  Loans

     Major classifications of loans are summarized as follows (in thousands):

                                           At December 31,
                                            1994    1993
Commercial, financial, and agricultural   $110,755  $97,923
Installment                                155,414  104,479
Bankcard                                    33,070   46,375
Real estate:
  Mortgage                                  90,803   47,523
Other                                        2,984    1,762
                                          $393,026 $298,062

     Changes in the allowance for loan losses were as follows (in thousands):

                                   Years ended December 31,
                                     1994    1993    1992
Balance at January 1                $4,400  $3,400  $3,050
Provision charged to expense         2,312   2,412   2,569
Recoveries of amounts charged off      541     528     885
Losses charged to the allowance     (2,100) (1,940) (3,104)
Allowance acquired in merger           347      --      --
Balance at December 31              $5,500  $4,400  $3,400

     In the ordinary course of business, UBI and its subsidiary bank has, and expects to have, transactions, including borrowings with its officers, directors, and their affiliates. Loans, net of participations sold, made to such borrowers are summarized as follows (in thousands):

Balance, December 31, 1993                  $2,244
Additions                                      794
Repayments                                    (190)
Other changes                                 (267)
Balance, December 31, 1994                  $2,581

     The "Other changes" category are loans that were outstanding to directors and their related parties as of December 31, 1993, but who were no longer directors at December 31, 1994.


6.  Premises and Equipment

     Premises and equipment are summarized as follows (in thousands):

                                       Accumulated Book
At December 31, 1994             Cost Depreciation Value
Land                            $ 2,530  $   --   $ 2,530
Building and improvements        18,463    8,993    9,470
Furniture and equipment           7,673    4,138    3,535
                                $28,666  $13,131  $15,535

                             - A17 -

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


6.  Premises and Equipment (Continued)

                                       Accumulated Book
At December 31, 1993             Cost Depreciation Value
Land                            $ 2,150  $   --   $ 2,150
Building and improvements        15,820    8,288    7,532
Furniture and equipment           5,804    3,362    2,442
                                $23,774  $11,650  $12,124

Depreciation expense amounted to $1,660,000 in 1994, $1,355,000 in 1993 and $1,175,000 in 1992.


7.  Short-term Borrowings

     Short-term borrowings of UBI consist of the following (in thousands):

                                                     At December 31,
                                                      1994    1993
Demand note collateralized by stock of UNB at
  lender's prime rate of 8.50% at December 31, 1994
  and 5.50% at December 31, 1993                      $  --    $  --

Treasury tax and loan demand note collateralized
  by pledged U.S. Treasury securities                  3,490    4,034
                                                      $3,490   $4,034

8.  FHLB Advances

     Federal Home Loan Bank (FHLB) advances outstanding at December 31, 1994, for UBI are detailed below. The advances provide one of many funding alternatives that are used by UBI in its asset/liability management process for acquiring funds to meet customer loan needs and as a source of funds for other asset/liability strategies. The advances are secured by assets of UNB under a blanket pledge agreement with FHLB. Currently all FHLB advances are at a fixed rate to maturity. Maturities and weighted average rates of the FHLB advances at December 31, 1994, are as follows (in thousands):

                              Year            Rate         Amount
                              1995           6.58         29,820
                              1996           7.84         11,111
                              1997           6.68          7,170
                              1998           6.60          2,976
                                             6.87%        $51,077

9.  Long-term Borrowings

     At December 31, 1994, and 1993, UBI had a note payable to Harris Bank for $13,213,000 and $8,000,000, respectively. At December 31, 1994, $6,000,000 was at a fixed rate of 8.03% with $7,213,000 at a floating rate of LIBOR plus 1.75%. At December 31, 1993, all $8,000,000 was at a fixed rate of 8.28%. At April 1 1995, the rate will float on the total outstanding amount at LIBOR plus 1.75%. The note is collateralized by stock of UNB. Principal payments of $528,571 per quarter began on June 30, 1994, with final payment due on March 31, 2001. Interest is payable quarterly.
                              - A18 -

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

     Maturities of this note payable at December 31, 1994, are as follows (in thousands):

                                          Remaining
                                       Maturities for:
                                        1995     2,114
                                        1996     2,114
                                        1997     2,114
                                        1998     2,114
                                        1999     2,114
                                        2000     2,114
                                        2001       529
                                               $13,213

10.  Income Taxes

     Applicable income taxes include deferred income taxes arising primarily from differences between financial and tax reporting of the provision for loan losses, depreciation, loan fees and items related to the acquisition. The consolidated provisions for income taxes applicable to net income are as follows (in thousands):

                              Years ended December 31,
                                1994    1993   1992
Current:Federal                 $1,712  $2,340 $1,617
        State                      531     649    496
         Total                   2,243   2,989  2,113

Deferred:Federal                  (232)   (801)  (348)
        State                      (64)   (138)   (50)
         Total                    (296)   (939)  (398)
Total income tax expense        $1,947  $2,050 $1,715

        The table at the top of the following page is a summary of the source of differences between income tax expense and income taxes computed at the statutory federal income tax rate of 34% (in thousands):
                             - A19 -

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


10.  Income Taxes (Continued)

                               Years ended December 31,
                                 1994    1993    1992
Normal tax on income before
 income tax expense              $2,597  $2,462  $2,045
State income tax, net of federal
 income tax benefit                 308     337     294
Tax benefit from interest on
 tax-exempt securities and loans   (827)   (789)   (763)
Non-deductible interest for
 carrying tax-exempt securities      82      68      79
Other                              (213)    (28)     60
  Income tax expense             $1,947  $2,050  $1,715

     Deferred income taxes arise from temporary differences in the recognition of revenues, expenses, and tax credits for tax and financial reporting purposes.

     Cumulative temporary differences resulted in a net deferred income tax asset of $1,063,000 and $339,000 at December 31, 1994 and December 31, 1993, respectively. The gross deferred tax asset and the gross deferred tax liability are included in other assets and other liabilities respectively in the 1994 Consolidated Statement of Condition. Deferred tax liabilities (assets) are comprised of the following (in thousands):

At December 31,                                        1994     1993
Depreciation expense                                 $   637  $  862
Discount accretion                                        57      42
FHLB stock dividends                                     749     323
     Gross deferred tax liability                      1,443   1,227

Provision for loan losses                             (1,305) (1,159)
Deferred loan fees                                      (265)   (354)
Deferred compensation                                   (338)     --
Purchase accounting adjustments-investment securities,
  deposits, FHLB advances and loans                      (54)     --
FAS 115 adjustment                                      (436)     --
Other                                                   (108)    (53)
     Gross deferred tax asset                         (2,506) (1,566)

Net deferred tax asset                               $(1,063) $ (339)

                             - A20 -

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

     Financial instruments whose contract amounts represent credit risk at December 31, 1994, and 1993, include (in thousands):

                                              At December 31,
                                              1994      1993
          Commitments to extend credit:
            Credit card lines               $130,657  $208,695
            Standby letters of credit          4,378     2,191
            Other loan commitments            52,290    50,384

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

     UBI grants agribusiness, commercial, individual, bankcard, and residential loans to customers throughout the State of Kansas. UBI has a diversified loan portfolio, without what it considers undue concentration in any one economic sector.
                             - A21 -

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


12.  Dividend Availability

     Approval of the Comptroller of the Currency is required if total dividends declared by a national bank in any calendar year exceed the bank's net profits for that year combined with its retained profits for the preceding two years. At December 31, 1994, dividends of approximately $8,456,000 were available from the bank subsidiary without such approval.

13.  Retirement Plan

     UBI's bank subsidiary has an employee thrift plan covering substantially all of its employees after one year of service. Contributions are made based on a percentage of each participant's contribution. The total expense for the years ended December 31, 1994, 1993, and 1992, amounted to $252,000, $201,000, and $184,000 respectively.

14.  Net Income per Share

     Net income per share is computed by dividing net income by the weighted average number of shares of stock outstanding during the year. The weighted average number of shares was 354,080 in 1994, 350,690 in 1993 and 350,190 in 1992.

15.  Supplementary Income Statement Information

     Items included on the Consolidated Statement of Income under the captions of other income and other expense which exceed one percent of gross income are as follows (in thousands):

                                       Years ended December 31,
                                          1994   1993    1992
Other income:
  Bankcard fees                          $ 2,409  $2,979  $3,004
  Service charges                          2,624   2,452   2,271
  Trust fees                               1,571   1,352   1,188
  Gain on sale of investment securities
     available for sale                      420      --      --
  Gain on sale of investment securities       --      20     359
  Gains on sale of bankcard loans          1,718      --      --
  Other                                    1,484   1,101   1,101
                                         $10,226  $7,904  $7,923

Other expense:
  Salaries and benefits                  $11,960 $10,119  $9,597
  Bankcard fees                            1,956   2,137   2,024
  Data processing                          1,260   1,159   1,385
  Equipment                                1,970   1,621   1,395
  Occupancy, net of revenues of
    $440, $432 and $437                    1,591   1,353   1,311
  Postage                                    595     626     673
  Marketing                                  660     421     862
  Supplies                                   925     818     935
  Amortization of purchase premium           522     364     486
  FDIC insurance                           1,122   1,034   1,097
  Other                                    3,151   2,511   2,801
                                         $25,712 $22,163 $22,566

                             - A22 -

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


16.  Disclosures About Fair Value of Financial Instruments

     The estimated fair values of UBI's financial instruments are as follows (in thousands):

                                                  At December 31,
                                             1994               1993
                                         Book    Fair      Book      Fair
                                        Value    Value     Value     Value
Financial assets:
     Cash and short-term investments  $ 37,829  $ 37,829  $ 26,819  $ 26,819
     Investment securities             204,804   198,567   190,901   194,872
     Trading account assets                 49        49        --        --
     Loans, net                        387,526   381,319   291,049   294,517


Financial liabilities:
     Deposits                          506,648   505,398   433,816   437,603
     Short-term borrowings              42,717    42,717    28,527    28,527
     FHLB advances                      51,077    48,862    16,900    16,928
     Long-term debt                     13,213    13,265     8,000     8,258

     The above table should be read in conjunction with footnote 1 on pages A-11 and A-12. The item for "unrecognized financial instruments" was not presented in the above table due to the amount of fees from commitments to extend credit being insignificant in amount.


17.  Parent Company Only Financial Statements

Union Bancshares, Inc.
Statement of Condition (Parent Only)

(In thousands)
                                              At December 31,
                                           1994            1993
Assets
Cash                                      $   678         $ 1,328
Loans, net                                  1,521              --
Investment in subsidiaries                 57,029          47,910
Other assets                                   50               6
     Total assets                         $59,278         $49,244

Liabilities and Stockholders' Equity
Short-term borrowings                     $    20         $    20
Long-term borrowings                       13,213           8,000
Other liabilities                             396             408
  Total liabilities                        13,629           8,428

Common stock,
  Class A, par value $10 per share;
  1,000,000 shares authorized,
  358,190 and 350,690 shares outstanding    3,582           3,507
Capital surplus                             3,789           3,527
Retained earnings                          39,045          33,782
Unrealized gain (loss) on securities
  available for sale, net                    (767)             --
  Total stockholders' equity               45,649          40,816
     Total liabilities and
       stockholders' equity               $59,278         $49,244

                              - A23 -

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


17.  Parent Company Only Financial Statements (Continued)

Union Bancshares, Inc.
Statement of Income (Parent Only)

(In thousands)
                                         Years ended December 31,
                                           1994    1993    1992
Income:
  Dividends from subsidiaries             $3,915  $3,000  $2,500
  Interest income                             25      40      53
    Total income                           3,940   3,040   2,553

Expenses:
  Interest expense                           964     776     819
  Other expense                              866     569     397
    Total expenses                         1,830   1,345   1,216

Income before income tax benefit
 and equity in undistributed
 net income of subsidiaries                2,110   1,695   1,337

Income tax benefit                           738     443     409

Income before equity in undistributed
 net income of subsidiaries                2,848   2,138   1,746

Equity in undistributed net
  income of subsidiaries                   2,841   3,054   2,554

Net income                                $5,689  $5,192  $4,300





























[FN]
Note:Parent company only Statement of Stockholders' Equity is the same as the Consolidated Statement of Stockholders' Equity.
                             - A24 -

Union Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


17.  Parent Company Only Financial Statements (Continued)

Union Bancshares, Inc.
Statement of Cash Flows (Parent Only)

(In thousands)
                                               Years ended December 31,
                                                 1994    1993    1992
Cash flows from operating activities:
  Net income                                    $5,689   $5,192  $4,300
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Equity in undistributed earnings
       of subsidiaries                           (2,841) (3,054) (2,554)
      (Increase) decrease in other assets           (44)      2      --
      Increase (decrease) in other liabilities      (12)    226    (197)
     Net cash provided by operating activities    2,792   2,366   1,549

Cash flows from investing activities:
  Net (increase) decrease in loans               (1,521)    304     127
     Net cash provided (used) by
       investing activities                      (1,521)    304     127

Cash flows from financial activities:
  Net decrease in short-term borrowings              --     (50)     --
  Increase (decrease) in long-term borrowings     5,213  (2,000)     --
  Issuance of common stock                          337      --      35
  Purchase of UNB stock                          (7,000)     --      --
  Purchase of UBI Financial Services stock          (45)    (10)     --
  Cash dividends paid                              (426)   (596)   (596)
     Net cash used by financing activities       (1,921) (2,656)   (561)

Net (decrease) increase in cash                    (650)     14   1,115

Cash at January 1                                 1,328   1,314     199
Cash at December 31                                $678  $1,328  $1,314

                              - A25 -

Union Bancshares, Inc. and Subsidiaries
Independent Auditor's Report

ALLEN, GIBBS & HOULIK, L.C.
Certified Public Accountants & Consultants
Epic Center, 301 N. Main, Suite 1700
Wichita, Kansas 67202-4868
(316) 267-7231,  Fax (316) 267-0339




                REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Union Bancshares, Inc.

We have audited the consolidated statements of condition of Union Bancshares, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended, and the separate financial statements of Union Bancshares, Inc. which are included in Note 17 to the consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Union Bancshares, Inc. and Subsidiaries and Union Bancshares, Inc. as of December 31, 1994 and 1993, and the results of their respective operations and their respective cash flows for the years then ended in conformity with generally accepted accounting principles.




                                   /S/ Allen, Gibbs & Houlik, L.C.


Wichita, Kansas
January 27, 1995



AGH Member: The McGladrey Network and RSM International

                             - A26 -

Union Bancshares, Inc. and Subsidiaries
Independent Auditor's Report

Coopers                            certified public accountants
&Lybrand





                REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
Union Bancshares, Inc.

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows for Union Bancshares, Inc. and Subsidiaries for the year ended December 31, 1992, and the separate statements of income, stockholders' equity and cash flows for Union Bancshares, Inc. for the year ended December 31, 1992, which are included in Note 17 to the consolidated financial statements.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Union Bancshares, Inc. for year ended December 31, 1992, in conformity with generally accepted accounting principles.




                                   /S/ Coopers & Lybrand









Omaha, Nebraska
January 29, 1993

                              - A27 -
PAGE

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

                             - A28 -
PAGE

Union Bancshares, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
Results of Operations

     For the year 1994, UBI's net income was $5,689,000, up 9.56% from the $5,192,000 earned in 1993. The earnings for 1994 produced a return on average assets of .92% and a return on average equity of 13.13%. This compares to a .97% return on average assets and a 13.50% return on average equity for 1993. The increase in earnings for the year was due to a combination of factors. Those factors included an increase in the dollar amount of the net interest margin, a small reduction in the provision for loan losses, gains from the sale of two bankcard loan portfolios, and gains on the sale of securities available for sale. These factors are discussed in further detail in the following paragraphs.

     On April 4, 1994 UNB, UBI's wholly-owned banking subsidiary, acquired the assets and liabilities of First Community Federal Savings and Loan Association through merger. The addition of the approximate $149,000,000 in assets is the major reason for the dollar increase in the net interest margin. The net interest margin was up $1,521,000 in 1994. The interest rate spread, that is the rate earned on interest earning assets less the rate paid on interest bearing liabilities, declined in 1994, putting pressure on the net interest margin. This resulted from the increase in interest rates paid on deposits as the Federal Reserve drove interest rates up, and the local market pressures that kept interest rates charged on loans low. Management looks for continued pressures on the next interest margin in 1995 due to market conditions.

     The $100,000 reduction in the loan loss provision was directly related to the lowest net charge-off percentage level (.44% of average loans) since 1982. While management believes its systems for monitoring, reviewing and analyzing credits contributed to this low number, it also believes an improved economic environment assisted in holding this number down. Management believes that this number will continue to remain low in 1995.

     The bankcard portfolio sales resulted in pretax gains of approximately $1,005,000 in June, and $713,000 in September. The sales occurred when an affinity card group put up for bid the servicing that was being provided by UNB for these portfolios. The affinity group was exercising their rights under the agreement between them and UNB, at its expiration, to seek continued servicing from any provider, including UNB, if they so desired. Another institution won the bid for servicing and was required to purchase the outstanding portfolio balances from UNB. The total outstandings at the time of sale was approximately $8,036,000 for the portfolio sold in June and $5,541,000 for the portfolio sold in September. This is a nonrecurring gain. The sale of the portfolio had a negative impact on the net interest margin in 1994, and will continue to have a negative impact to the net interest margin in 1995.

                            - A29 -
PAGE

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

     Trust fees and service charge income were up in 1994 compared to 1993 due to increased business. Trust fees were up 16.2% while service charge income was up 7.0%. UNB continues to look for increased fee income through new products and services, new markets and new sales.

     Non-interest expense for 1994 was up 16.0% over 1993. The main reason for the increase was the added costs of merging in First Community. Management continues to look for ways to reduce its expenses through new technological advances, redesign of work flows or lower cost providers of services. Salaries and benefits were the largest dollar increase in 1994, up $1,841,000. Salaries and benefits of approximately $900,000 was attributable to the First Community acquisition. The remaining increase was due to normal salary and benefit increases.

     In 1993, UBI earned $5,192,000, an increase of 20.7% over the $4,300,000 earned in 1992. This was a .97% return on average assets and a 13.50% return on average equity. This compares to a .79% return on average assets and a 12.45% return on average equity in 1992. The increased earnings in 1993 resulted from a higher net interest margin, a lower loan loss provision and higher non-interest income levels. The net interest margin was up due to increased volumes of earning assets and a change in the mix of assets from investments to loans.

     In 1992, UBI earned $4,300,000, an increase of 22.8% over the $3,502,000 earned in 1991. This was a .79% return on average assets and a 12.45% return on average equity. This compares to a .63% return on average assets and a 11.59% return on average equity in 1991. The increased earnings in 1992 was also the result of a higher net interest margin and some higher non-interest income levels. The net interest margin was up 8.8% in 1992 over 1991 due to increased volumes of earning assets and again a change in the mix of assets from investments to loans.

                              - A30 -
PAGE

Union Bancshares, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

     The balance sheet was up on average $84,025,000 over 1993 due to the merger of First Community into UNB. UNB was experiencing a reduction in its deposit totals, which management attributes to customers reducing debt loads as well as investing in higher rate and higher risk products in stock and mutual funds. Increased rates on deposits in the later part of 1994 slowed the deposit reduction and began increases in deposits in late 1994. This has been an industry trend.

     Management anticipates 1995 to be a very competitive year. Margins will continue to be pressured by competitive markets causing management to rely on further deployment of investment assets to loan assets to maintain margins. Management will look to increased sales of products and services in 1995 to improve earnings over 1994. They will also continue to look for technological improvements and efficiencies to take on additional volumes at current costs or to reduce costs where applicable.

     UBI through its Community Development Corporation subsidiary, UBI Financial Services, Inc. ("UBIFS"), in joint partnership with Mennonite Housing Rehabilitation Services, Inc. ("Mennonite Housing"), is assisting with the construction of a low to moderate income elder housing project and a senior citizens center on 21st Street in Wichita. UBI is also working with the City of Wichita, Sedgwick County, State of Kansas and community individuals of the area to help build a new commercial business center at the same area on 21st Street. It is also working with the Federal National Mortgage Association to provide lease purchase low income home ownership for individuals in the area. In conjunction with 21st street community leaders and residents, UBI is assisting to help revitalize this low to moderate income area. UBIFS continues to look for similar projects in all the communities it serves.

     UBI anticipates that the merger agreement with Commerce will be approved by its stockholders and all regulatory bodies. It is anticipated that the merger will take place late first quarter or early second quarter of 1995. The merger will provide new products and services to its customers as well as larger capital resources. Management will continue to look for acquisition opportunities in South Central Kansas.

     The significant elements of income and expense affecting net income are detailed separately and in greater detail in the ensuing analyses.

                             - A31 -
PAGE

Union Bancshares, Inc. and Subsidiaries

Consolidated Statement of Condition - Average Balances and Interest
Rates

(Tax-equivalent basis in thousands of dollars)

Year Ended December 31,                                 1994
                                                      Interest
                                              Average  Income\ Average
                                              Balance  Expense  Rates
Assets
Loans (1)(2)                                  $355,289  $32,104 9.04%
Investment securities:
  Taxable                                      163,159    8,985  5.51
  Nontaxable (2)                                43,666    3,660  8.38
Trading account securities                          25        2  6.67
Federal funds sold and securities
  purchased under resale agreements              2,062       87  4.24
     Total earning assets                      564,201   44,838  7.95

Cash and due from banks                         31,354
Premises and equipment                          14,458
Other assets                                    16,576
Allowance for loan losses                       (5,120)
     Total assets                             $621,469



Liabilities & Stockholders' Equity
Interest-bearing demand deposits              $ 81,340    1,582  1.94
Interest-bearing savings deposits              118,583    2,590  2.18
Interest-bearing time deposits under $100,000  196,341    9,034  4.60
Interest-bearing time deposits over $100,000    12,745      545  4.28
Federal funds purchased and securities
  sold under agreements to repurchase           25,874    1,044  4.04
Other short-term borrowings                      2,474       94  3.81
FHLB advances                                   41,339    2,291  5.54
Long-term borrowings                            12,656      964  7.62
     Total costing liabilities                 491,352   18,144  3.69
Non-interest-bearing demand                     79,370
Other liabilities                                7,424
     Total liabilities                         578,146
Stockholders' equity                            43,323
     Total liabilities and
       stockholders' equity                   $621,469

Interest spread                                          $26,694 4.26%

Net interest margin (3)                                          4.73%







[FN]
(1)  Includes nonaccrual loans at principal amount outstanding.
     Interest on loans includes loan fees of $1,025 in 1994, $739 in 1993, and $566 in 1992.

(2)  Income and rates are calculated using a marginal federal tax rate of 34%.

(3) Net interest margin equals net interest income divided by average earning assets.

                             - A32 -
PAGE

Union Bancshares, Inc. and Subsidiaries

Consolidated Statement of Condition - Average Balances and Interest
Rates

             1993                               1992
            Interest                           Interest
    Average  Income\ Average           Average  Income/ Average
    Balance  Expense  Rates            Balance  Expense Rates
   $287,040 $27,197   9.56%          $277,961  $28,559 10.34%

    159,120   9,038   5.68            171,990   11,536  6.71
     39,070   3,486   8.92             34,194    3,352  9.80
         50       3   6.59                121        9  7.32

      3,734     113   3.01             12,793      445  3.48
    489,014  39,837   8.19            497,059   43,901  8.86

     31,353                            33,897
     11,983                            11,502
      9,113                             9,419
     (4,019)                           (4,128)
   $537,444                          $547,749




   $ 75,234   1,579   2.10           $ 71,804    2,141  2.98
    111,182   2,581   2.32            107,330    3,514  3.27
    168,883   8,289   4.91            196,188   11,317  5.77
      9,347     359   3.84             22,778      999  4.39

     22,792     581   2.55             17,717      557  3.14
      2,841      80   2.82              2,562       86  3.35
     13,826     477   3.45              1,361       77  5.66
      9,154     776   8.48             10,000      819  8.19
    413,259  14,722   3.56            429,740   19,510  4.54
     79,718                            77,544
      6,010                             5,936
    498,987                           513,220
     38,457                            34,529

   $537,444                          $547,749

            $25,115  4.63%                      $24,391 4.32%

                     5.16%                              4.92%

                            - A33 -

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

The following table reflects net interest income on a tax-equivalent basis (1) for the years 1992 to 1994 (in thousands):

                                       Net Interest Income
                                                          Change
                              1994    1993     1992   1994/93  1993/92
Interest income             $43,578  $38,635  $42,737  $4,943  $(4,102)
Tax-equivalent adjustment     1,260    1,202    1,164      58       38
Interest income--
  tax-equivalent basis (1)   44,838   39,837   43,901   5,001   (4,064)
Interest expense             18,144   14,722   19,510   3,422   (4,788)
Net interest income (1)     $26,694  $25,115  $24,391  $1,579  $   724

Average earning assets     $564,201 $486,539 $495,331 $77,662  $(8,792)
Net interest income on
 average earning assets (1)    4.73%    5.16%    4.92%   (.43)%    .24%

[FN]
(1) Tax-equivalent basis is calculated using a marginal federal tax rate of 34%.


     On a tax-equivalent basis, net interest income for 1994 was $26,694,000, representing an increase over the previous year of $1,579,000 or 6.3%. The increase in net interest income in 1994 from 1993 is due mainly to the increased volume of assets from the merger acquisition of First Community that took place on April 4, 1994. The rise in interest rates in 1994 due to pressures from the Federal Reserve, caused deposit interest rates to rise while local market competition caused loan interest rates to rise more slowly. This combination of factors caused interest rate spreads to decline putting pressures on net interest margins. For the year 1995, it is anticipated that margins will continue to be squeezed from these same conditions.

     Interest expense in 1994 increased by $3,422,000, or 23.2%, from 1993. This increase was due mainly from increased interest expense on deposits and FHLB advances acquired through the merger with First Community. Average interest costing liabilities were $491,352,000 representing an increase of $78,093,000, or 18.9%, above 1993. Average time deposits less than $100,000 rose $27,458,000, or 16.3%, in the current year. Deposits also began to increase in late 1994 and will add to higher interest costs in 1995.

                             - A34 -
PAGE

               THIS PAGE LEFT BLANK INTENTIONALLY



                             - A35 -
PAGE

Union Bancshares, Inc. and Subsidiaries


Changes in Tax-equivalent Net Interest Income


     The following table analyzes the increase in tax-equivalent net interest income in terms of the respective amounts attributable to changes in interest rates, changes in average balances, and changes in both rates and balances.

(In thousands)
                                               1994  vs.  1993
                                                  Change attributable to
                                          Total                   Rate/
                                         Change   Rate   Volume  Volume
Increase (decrease) in:
 Interest income:
  Loans (1)                              $4,906 $(1,484) $6,759  $(369)
  Investment securities:
    Taxable                                 (52)   (275)    229     (6)
    Nontaxable (1)                          174    (211)    410    (25)
  Trading account securities (1)             (2)     --      (2)    --
  Federal funds sold and securities
    purchased under resale agreements       (25)     46     (50)   (21)
     Total                                5,001  (1,924)  7,346   (421)


 Interest expense:
  Interest-bearing demand deposits            3    (116)    128     (9)
  Interest-bearing savings deposits           9    (153)    172    (10)
  Interest-bearing time deposits
    under $100,000                          745    (518)  1,348    (85)
  Interest-bearing time deposits
    over $100,000                           186      41     130     15
  Federal funds purchased and securities
    sold under agreements to repurchase     463     338      79     46
  Other short-term borrowings                14      28     (10)    (4)
  FHLB advances                           1,814     289     949    576
  Long-term borrowings                      188     (79)    297    (30)
     Total                                3,422    (170)  3,093    499

     Increase in net interest income (1) $1,579 $(1,754) $4,253  $(920)




















[FN]
(1) Tax-equivalent basis is calculated using a marginal federal tax rate of 34%.

                              - A36 -
PAGE

Union Bancshares, Inc. and Subsidiaries

                       1993  vs.  1992
                       Change attributable to
                 Total                  Rate/
                Change   Rate  Volume  Volume

                $(1,362)  $(2,159)  $ 862   $(65)

                 (2,498)   (1,767)   (863)   132
                    134      (301)    478    (43)
                     (6)       (1)     (5)    --

                   (332)      (59)   (315)    42
                 (4,064)   (4,287)    157     66



                   (562)     (634)    102    (30)
                   (933)   (1,022)    126    (37)

                 (3,028)   (1,688) (1,575)   235

                   (640)     (124)   (589)    73

                     24      (105)    159    (30)
                     (6)      (14)      9     (1)
                    400       (30)    705   (275)
                    (43)       28     (69)    (2)
                 (4,788)   (3,589) (1,132)   (67)

                $   724    $ (698) $1,289   $133

                             - A37 -
PAGE

Union Bancshares, Inc. and Subsidiaries


Analysis of Non-interest Income

     Non-interest income for 1994 was $10,226,000, representing an increase of $2,322,000, or 29.4% from the same period in the preceding year. This increase resulted primarily from the gain on the sales of two bankcard portfolios. See page A 29 for further detail. Security gains were also up from the prior year. In the first quarter of 1994, UBI sold $11,593,000 of U.S. Agency and mortgage-backed securities from the "available for sale" category with the proceeds being partially reinvested in nontaxable municipal securities. This was done in anticipation of the merger that occurred on April 4, 1994 with First Community Federal, which had no nontaxable investment securities. Trust fees and service charge income was up over 1993 due to new and additional business. Bankcard fees decreased 19.1%. This is a result of the two bankcard portfolio sales in 1994 and from reduced fees charged to card holders as competition has almost eliminated annual fees. All other categories remained relatively unchanged.

     Non-interest income in 1993 was $7,904,000, representing a decrease of $19,000, or .2%, under the preceding year. The largest decrease came from the security gains category which decreased $339,000 from 1992. This was due to the 1992 sale of collateralized mortgage obligations resulting from accelerated repayments and small principal sums remaining in certain issues. Increases in service charges and trust fees categories for 1993 helped offset the decreases in non-interest income caused by the security gains category. All other categories remained relatively unchanged.

     Each major category of non-interest income is analyzed in the following table (in thousands):

                                          Non-interest Income
                                                         Percent Change
                                 1994    1993    1992  1994/93  1993/92
Bankcard fees                  $ 2,409  $2,979  $3,004  (19.1)%  (.8)%
Service charges                  2,624   2,452   2,271    7.0    8.0
Trust fees                       1,571   1,352   1,188   16.2   13.8
Gain on sale of investment
  securities available for sale    420      --      --     --     --
Gain on sale of investment
  securities                        --      20     359     --  (94.4)
Gain on sale of bankcard loans   1,718      --      --     --     --
Other                            1,484   1,101   1,101   34.8    0.0
  Total non-interest income    $10,226  $7,904  $7,923   29.4%   (.2)%

Analysis of Non-interest Expense

     Non-interest expense for 1994 totaled $25,712,000, an increase of $3,549,000 or 16.0% from 1993. The one category that made up a significant dollar portion of this increase was salaries and benefits. This increase was the result of the merger acquisition of First Community, as discussed on page A30, normal pay increases and the increasing costs of employee benefits and training.

                              - A38 -
Union Bancshares, Inc. and Subsidiaries


Analysis of Non-interest Expense (Continued)

     Equipment and occupancy expenses were up primarily due to the merger acquisition of First Community . Also, equipment expense was up due to new systems put in place to improve customer service. Other expenses were up due to one time expenses resulting from the merger acquisition with First Community. All other categories remained relatively unchanged.

     Non-interest expense in 1993 totaled $22,163,000, a decrease of $403,000, or 1.8%, under 1992. The largest decrease in non-interest expense occurred in marketing expenses. In 1992 there was extensive media advertising that took place that did not occur in 1993. Several other non-interest expense categories decreased in 1993 due to efforts to control costs in UBI. The largest dollar increase in non-interest expense came from salaries and benefits expenses. The increase of $522,000 was due to normal salary and benefits increases.

     Each major category of non-interest expense is detailed in the following table (in thousands):

                                           Non-interest Expense
                                                          Percent Change
                                   1994    1993    1992  1994/93 1993/92
Salaries and benefits            $11,960 $10,119  $9,597   18.2%   5.4%
Bankcard fees                      1,956   2,137   2,024   (8.5)   5.6
Data processing                    1,260   1,159   1,385    8.7  (16.3)
Equipment                          1,970   1,621   1,395   21.5   16.2
Occupancy, net of revenues of
  $440, $432 and $437              1,591   1,353   1,311   17.6    3.2
Postage                              595     626     673   (5.0)  (7.0)
Marketing                            660     421     862   56.8  (51.2)
Supplies                             925     818     935   13.1  (12.5)
Amortization of purchase premium     522     364     486   43.4  (25.1)
FDIC insurance                     1,122   1,034   1,097    8.5   (5.7)
Other                              3,151   2,511   2,801   25.5  (10.4)
  Total non-interest expense     $25,712 $22,163 $22,566   16.0%  (1.8)%

Analysis of Investment Securities

     The book value of investment securities at December 31, 1994, 1993, and 1992, is presented below (in thousands):

                                        Investment Securities
                                           Held to Maturity
                                        1994     1993     1992
U.S. Treasury securities             $ 15,319  $ 24,500  $ 29,177
U.S. government corporations
  and agencies                         84,899    85,899    63,091
Obligations of states and
  political subdivisions               39,079    42,555    37,072
Corporate securities                    3,017     4,107     6,710
Mortgage-backed securities              8,146    28,126    50,246
Other investments                          50     5,714    11,236
     Total                           $150,510  $190,901  $197,532

                             - A39 -
PAGE

Union Bancshares, Inc. and Subsidiaries

                                        Investment Securities
                                        Available For Sale
                                      1994     1993     1992
U.S. Treasury securities             $ 2,008  $    --  $   --
U.S. government corporations
  and agencies                         5,590       --      --
Obligations of states and
  political subdivisions               3,045       --      --
Corporate securities                      --       --      --
Mortgage-backed securities            33,126       --      --
Other investments                      9,323       --      --
     Total                           $53,092  $    --  $   --

     Except for total U.S. Treasury and U.S. Agency Obligations, no investment in a single issuer exceeds 10% of stockholders' equity.

     State and municipal securities make up approximately 20.7% of the total investment portfolio. UNB's investment policy states that out-of-state municipal securities purchased shall have an A rating or better by either Standard & Poor's or Moody's rating service or be approved by the Investment Committee if municipal securities with less than an A rating are considered. The quality ratings on Kansas municipal bonds shall be left to the investment officer.

     At December 31, 1994, $11,496,000, or 27.3%, of the state and municipal securities were nonrated with $6,255,000, or 54.4%, of the nonrated municipal securities being Kansas issues. The majority of the nonrated municipal securities are smaller bond issues that are not rated by Standard & Poors or Moody's but are considered to be of appropriate investment quality and actively traded in a liquid market.

     A complete breakout of the ratings for state and municipal securities at December 31, 1994, is shown below (in thousands):

                        Carrying          % of
                          Value  Rating  Total
                         $12,407  AAA    29.5%
                          5,151    AA    12.2
                         13,070     A    31.0
                         11,496    NR    27.3
                        $42,124         100.0%

     The maturity distribution of UBI's investment securities at December 31, 1994, is presented below. In addition, the weighted average yield of each maturity range of 1994 is presented on a fully tax-equivalent basis.

                              - A40 -
PAGE

Union Bancshares, Inc. and Subsidiaries

                           Maturity Distribution of Investment Securities
                                           (In thousands)
                                       After    After
                                      One But  Five But
                                Within Within   Within   After
                                  One   Five      Ten     Ten
                                 Year   Years    Years   Years   Total
Held to Maturity
U.S. Treasury securities       $ 3,011 $12,308  $   --  $    --  $15,319
U.S. government corporations
  and agencies                  23,967  55,932   5,000       --   84,899
Obligations of states and
  political subdivisions         5,992  17,842  14,136    1,109   39,079
Corporate securities             3,017      --      --       --    3,017
Mortgage-backed securities       1,657   6,489      --       --    8,146
Other investments                   50      --      --       --       50
     Total                      37,694  92,571  19,136    1,109  150,510

Percent of held to maturity
  portfolio                         25%     61%     13%       1%     100%
Weighted average yield
  (fully tax-equivalent)          5.21%   5.82%   6.60%    7.24%    5.78%



Available for Sale
U.S. Treasury securities         1,005   1,003      --       --    2,008
U.S. government corporations
  and agencies                   3,000   2,590      --       --    5,590
Obligations of states and
  political subdivisions           290     556   2,199       --    3,045
Corporate securities                --      --      --       --       --
Mortgage-backed securities       9,008  18,737   5,381       --   33,126
Other investments                   --      --      --    9,323    9,323
     Total                      13,303  22,886   7,580    9,323   53,092

Percent of available for sale
  portfolio                         25%     43%     14%      18%     100%
Weighted average yield
  (fully tax-equivalent)          5.18%   4.92%   4.48%    5.55%    5.03%

Total investment securities    $50,998 $115,456 $26,716 $10,432 $203,602

Percent of total portfolio          25%     57%     13%       5%     100%
Weighted average yield
  (fully tax-equivalent)          5.23%   5.67%   6.04%    5.73%    5.61%

     Mortgage-backed securities have been included in the maturity table based on their expected life. However, this classification may not be indicative of the interest rate risk characteristics of the portfolio.

     At December 31, 1994, the held-to-maturity mortgage-backed securities category was comprised totally of fixed-rate mortgage-backed securities and included no collateralized mortgage obligations (CMOs). The average expected life of the $8,146,000 in the held-to-maturity mortgage-backed securities was approximately
2.5 years and does not present UBI with significant interest rate or prepayment risk.

                             - A41 -
PAGE

Union Bancshares, Inc. and Subsidiaries

     The December 31, 1994, available-for-sale mortgage-backed securities portfolio was comprised principally of securities issued and guaranteed by various U.S. government agencies with an estimated average maturity of approximately 3.5 years. Included in the December 31, 1994 available-for-sale mortgage-backed securities were $5,460,000 in CMOs. Of the $33,126,000 in available-for-sale mortgage-backed securities, approximately $22,000,000 are floating-rate mortgage-backed securities. The yields on these floating rate securities float on a short-term (less than one year) basis with various reported indices, which reduces the interest rate risk associated with these investments.


Analysis of Loans

     Outstanding loans distinguished by selected categories at December 31 for each of the last five years, their maturities, and interest sensitivity of those loan categories at year-end December 31, 1994, are set forth in the following analyses (in thousands):

                                      Loans by Category
At December 31,          1994      1993      1992      1991      1990
Commercial, financial,
 and agricultural      $110,755  $ 97,923  $ 87,256  $ 88,114  $ 94,267
Installment             155,414   104,479    91,873    71,926    58,799
Bankcard                 33,070    46,375    52,656    55,379    55,882
Real estate:
  Mortgage               90,803    47,523    50,500    60,438    67,431
Other                     2,984     1,762       694     1,033       940
     Total             $393,026  $298,062  $282,979  $276,890  $277,319

                                       Maturity Distribution of Loans
                                               (In thousands)
                                                After
                                               One But
                                     Within     Within    After
                                       One       Five     Five
At December 31, 1994                  Year      Years     Years     Total
Commercial, financial,
 and agricultural                   $ 60,020  $ 34,646  $ 16,089  $110,755
Installment                           41,568    89,101    24,745   155,414
Bankcard                                  --    33,070        --    33,070
Real estate:
  Mortgage                             3,595    16,870    70,338    90,803
Other                                  2,984        --        --     2,984
     Total                          $108,167  $173,687  $111,172  $393,026


Loans with fixed interest rates     $ 46,906  $127,968  $ 63,613  $238,487
Loans with floating interest rates    61,261    45,719    47,559   154,539
     Total                          $108,167  $173,687  $111,172  $393,026

                             - A42 -
PAGE

Union Bancshares, Inc. and Subsidiaries

     UBI has had a significant increase in installment loans starting in 1991 through 1994. UBI has been aggressively pursuing indirect dealer loan business during this period. UBI will continue to emphasize this area of the retail market in the future because of the potential to generate additional loan growth for UBI.

     In 1988, when UNB began emphasizing mortgage loans, Sedgwick County, Kansas was defined as the market area. The acquisitions in 1990 expanded the mortgage lending market to Reno County, Kansas with a few loans in counties adjacent to Sedgwick and Reno counties. In 1994 with the acquisition of First Community, UNB expanded into the mortgage lending market of Cowley County, Kansas. UNB considers Sedgwick, Reno and Cowley counties as its primary mortgage loan markets. The majority of these loans are 1-4 family residential mortgage loans. At December 31, 1994, approximately 45% are adjustable rate mortgages with the remaining 55% being fixed rate. Bankcard loans decreased due to the two portfolio sales as discussed on page A-29.


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

     Under-performing assets at December 31, 1994, were $2,253,000, an increase of $40,000 from $2,213,000 at December 31, 1993. Nonaccrual loans increased $464,000, while loans 90 days past due decreased $505,000 over the prior year. At December 31, 1993, underperforming assets were $156,000 higher than the $2,057,000 reported at December 31, 1992. The increase at December 31, 1993, was not substantial and the level of underperforming assets to total loans and the allowance for loan losses remain at very acceptable levels. The decrease in 1991, was attributable to reduced levels of past due loans and charge-offs of loans classified as underperforming in 1990. All underperforming loans of $100,000 or more are specifically reviewed by management in analyzing the adequacy of the allowance for loan losses. This is discussed additionally on pages A-9 and A-44 under Allowance for Loan Losses.

     Loans are placed on nonaccrual status when principal or interest is due and has remained unpaid for 90 days or more unless the loan is well secured and/or in the process of collection.

                             - A43 -
PAGE

Union Bancshares, Inc. and Subsidiaries

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

     Loans on which the accrual of interest has been discontinued amounted to $1,149,000 at December 31, 1994. If interest on these loans had been accrued, such income would have approximated $98,000 in 1994. No interest was recognized on these loans after transferring them to nonaccrual status.

     Underperforming assets for five-year period ended December 31, 1994, are set forth in the following table (in thousands):

                                          Underperforming Assets
                                   1994    1993    1992    1991     1990
Nonaccrual loans                  $1,149  $  685  $1,087  $  613   $1,347
Past due loans (90 days or more)     964   1,469     939     568      402
                                   2,113   2,154   2,026   1,181    1,749
Other real estate held               140      59      31     332      803
     Total                        $2,253  $2,213  $2,057  $1,513   $2,552

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

                              - A44 -
PAGE

Union Bancshares, Inc. and Subsidiaries

     At December 31, 1994, the allowance for loan losses was $5,500,000, or 1.40%, of outstanding loans. This compares with $4,400,000, or 1.48%, of outstanding loans reported at the end of 1993. The provision for loan losses totaled $2,312,000 in the current year, a decrease of $100,000 from the $2,412,000 reported a year earlier. The reduction in the allowance to loans percentage between December 31, 1993 and December 31, 1994, is due to the increased portfolio size from the merger acquisition of First Community. A majority of the loans acquired in the merger were 1-4 performing first mortgage real estate loans which require a smaller allowance. Net charge-offs during 1994 amounted to $1,559,000, or .44%, of average net loans, the lowest net charge off percentage level since 1982. This compares with net charge-offs of $1,412,000, or .49%, of average net loans for the preceding year.

     Based upon managements detailed review and analysis of the loan portfolio at December 31, 1994, the allowance for loan losses was set at a level of $5,500,000 as managements best estimate of the potential losses which might be present in the loan portfolio at that point in time. Management believes it is important to take a conservative approach in evaluating the risk profile of the company.

     The activity in the allowance for loan losses during each of the past five years is presented in the following analysis: (In thousands)

                               1994     1993     1992     1991    1990
Total loans at end of year   $393,026 $298,062 $282,979 $276,890 $277,319

Average of total loans       $355,289 $287,040 $277,961 $265,741 $251,744

Allowance for loan losses:
Balance at beginning of year   $4,400   $3,400   $3,050   $2,800   $2,750
Provision charged to expense    2,312    2,412    2,569    2,647    2,495
Allowance acquired through
  merger                          347       --       --       --       --
Charge-offs:
  Commercial, financial,
   and agricultural                54       --    1,525      609      860
  Real estate                      17       --       13        8       --
  Installment                     965      832      700    1,251    1,004
  Bankcard                      1,064    1,108      866      952      764
                                2,100    1,940    3,104    2,820    2,628
Recoveries:
  Commercial, financial,
   and agricultural               111      212      118      136       33
  Real estate                      --       --       --       --       --
  Installment                     241      165      676      190       76
  Bankcard                        189      151       91       97       74
                                  541      528      885      423      183
Net charge-offs                 1,559    1,412    2,219    2,397    2,445
Balance at end of year         $5,500   $4,400   $3,400   $3,050   $2,800

                             - A45 -
PAGE

Union Bancshares, Inc. and Subsidiaries

                               1994    1993    1992    1991   1990
Net charge-offs to:
  Average loans                 .44%    .49%    .80%    .90%   .97%
  Provision for loan losses   67.43%  58.54%  86.38%  90.56% 98.00%
Allowance for loan losses to:
  Year-end loans               1.40%   1.48%   1.20%   1.10%  1.01%
  Net charge-offs              3.53x   3.12x   1.53x   1.27x  1.15x
  Underperforming assets       2.44x   1.99x   1.65x   2.02x  1.10x

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

                                     At December 31,
                           1994    1993    1992    1991    1990
Commercial, financial,
 and agricultural         $1,200  $1,000  $1,100  $1,000  $1,000
Real estate                  700     100     100     100     150
Installment                2,300   1,600   1,100     850     650
Bankcard                   1,300   1,700   1,100   1,100   1,000
                          $5,500  $4,400  $3,400  $3,050  $2,800

     The following tables compare the percentage of loans in each loan category to total loans and the allocation of the allowance for loan losses by type expressed as a percentage of the total allowance for loan losses:

                        Percent of loans in each category to total loans
                                        At December 31,
                           1994     1993     1992     1991     1990
Commercial, financial,
 and agricultural          28.18%   32.85%   30.83%   31.82%   33.99%
Real estate                23.10    15.94    17.85    21.83    24.52
Installment                39.54    35.05    32.47    25.98    21.20
Bankcard                    8.41    15.56    18.61    20.00    20.15
Other                        .77      .60      .24      .37      .14
                          100.00%  100.00%  100.00%  100.00%  100.00%


                   Allocation of allowance for loan losses as a percentage
                              of total allowance for loan losses
                                      At December 31,
                           1994     1993     1992     1991     1990
Commercial, financial,
 and agricultural         21.82%   22.73%   32.35%   32.79%   35.71%
Real estate               12.73     2.27     2.95     3.28     5.36
Installment               41.82    36.36    32.35    27.87    23.22
Bankcard                  23.63    38.64    32.35    36.06    35.71
                         100.00%  100.00%  100.00%  100.00%  100.00%

                              - A46 -
PAGE

Union Bancshares, Inc. and Subsidiaries


Analysis of Deposits

     Deposits at December 31, 1994, were $506,648,000, representing an increase of $72,832,000, or 16.8%, above 1993. On average for the year, deposits were $488,379,000, up $44,015,000 over 1993.
The increase in deposits during 1994 came from acquiring deposits through the merger with First Community.

     The maturity of time deposits of $100,000 or more is set forth in the following table (in thousands):

                                            Maturities of Domestic
                                               Time Deposits of
                                               $100,000 or more
                                                At December 31,
                                                1994     1993
Three months or less                          $ 4,876  $ 4,102
Over three through six months                   3,564    1,369
Over six through twelve months                  4,506    1,431
Over twelve months                              6,906    5,306
     Total                                    $19,852  $12,208

Analysis of Short-term Borrowings

     Information for each category of short-term borrowings for which the average balance outstanding for the period was at least
30 percent of stockholders' equity at the end of the period is presented below (in thousands):

                                                   Short-term Borrowings
                                                   1994     1993     1992
Federal funds purchased:
  Outstanding at year-end                        $19,605  $12,543  $ 5,357
  Average interest rate at year-end                 5.37%    2.88%    3.00%
  Average outstanding for the year               $12,190  $ 9,946  $ 6,694
  Weighted average interest rate                    4.18%    2.81%    3.24%
  Highest outstanding balance at any month-end   $20,829  $17,237  $ 7,148

Securities sold under agreements to repurchase:
  Outstanding at year-end                        $19,622  $11,950  $11,766
  Average interest rate at year-end                 5.12%    2.48%    2.58%
  Average outstanding for the year               $13,684  $12,846  $11,024
  Weighted average interest rate                    3.89%    2.35%    3.08%
  Highest outstanding balance at any month-end   $24,213  $15,061  $13,316

FHLB advances:
  Outstanding at year-end                        $51,077  $16,900  $ 2,300
  Average interest rate at year-end                 6.87%    3.40%    5.76%
  Average outstanding for the year               $41,339  $13,826  $ 1,361
  Weighted average interest rate                    5.54%    3.45%    5.66%
  Highest outstanding balance at any month-end   $51,077  $17,300  $ 2,400

                             - A47 -
PAGE

Union Bancshares, Inc. and Subsidiaries


Analysis of Capital Resources

     Stockholders' equity increased $4,833,000, or 11.8%, to $45,649,000 at December 31, 1994, from the $40,816,000 reported at
December 31, 1993.  The ratio of equity capital to total assets was
6.9 % at December 31, 1994, compared to 7.7% for the same period in 1993. This decrease was the result of increased levels of total assets from the merger acquisition of First Community on April 4, 1994. The dividend payout ratio of 7.5% is consistent with UBI's policy of maintaining an appropriate balance between earnings returned to stockholders in the form of dividends and earnings retained to provide internal capital growth.

     Risk-based capital guidelines established by the Federal Reserve Bank (FRB), UBI's primary regulator, started in 1991.
Under these guidelines, the FRB will monitor three ratios for capital levels. They are Tier I capital, Tier II capital and a Leverage ratio. Currently the FRB is requiring a minimum Tier I capital guideline of 4.00%, a Tier II capital guideline of 8.00%, and a Leverage ratio of 3.00%. At December 31, 1994, UBI had a 9.6% Tier I capital ratio, a 10.9% Tier II capital ratio, and a 6.2% Leverage ratio. All the regulatory capital ratios are down from the levels recorded at 1993. The declines are primarily due to the merger acquisition of First Community which resulted in increased levels of risk based assets with no increase in equity capital. The acquisition also increased intangible assets which are deducted from equity capital in calculating risk based capital ratios. All of UBI's capital ratios are above the regulatory guidelines and placed UBI in the "well capitalized" category currently defined by regulators. Well capitalized institutions are defined as those institutions having a Tier I capital level of 6.0%, a Tier II capital level of 10.0% and a Leverage ratio of 5.0%. This is the highest capital level category defined by regulators.
                              - A48 -
PAGE

Union Bancshares, Inc. and Subsidiaries


Analysis of Liquidity

     Liquidity for UBI's bank subsidiary, UNB, is represented by UNB's ability to generate a continuing stream of funds to satisfy its financial needs and the credit and deposit demands of its customers. Liquidity and interest sensitivity are managed in a coordinated asset/liability management program within the bank.

     Asset liquidity is derived from loan repayments and scheduled maturities of loans and other assets, primarily investment securities. At December 31, 1994, loan repayments and scheduled loan maturities within one year or less totaled $115,284,000. At December 31, 1994, investment securities, federal funds sold, FHLB overnight deposits, securities purchased under resale agreements and other investments, all of which are maturing within one year or less, totaled $51,360,000. These short-term investment funds equaled 8.6% of aggregate interest-earning assets. This liquidity provides UNB with a substantial capacity to fund customers' new credit demands, internal financial needs, deposit payouts and to take advantage of other attractive market conditions as they arise.

     On the liability side, the most significant sources of liquidity for UNB consist of customers' new savings and time deposits under $100,000 and the renewal of customers' maturing deposits. Other sources of liquidity include customers' certificates of deposit of $100,000 or more, FHLB advances, and the purchase of federal funds and securities sold under agreements to repurchase.

     UBI relies on dividends and tax benefit payments from its subsidiaries and borrowings from unaffiliated banks to generate cash flow. Federal regulations restrict the payment of dividends by national banks by requiring approval of the Comptroller of the Currency if total dividends declared by a national bank in any calendar year exceed the bank's net profits for that year combined with its retained profits for the preceding two years. At December 31, 1994, dividends of approximately $8,456,000 were available from the bank subsidiary without such approval. UBI also has available for cash flow needs a $1,000,000 line-of-credit with Harris Bank and Trust Company of Chicago. As of December 31, 1994, the line of credit had a $0 balance.

                              - A49 -
PAGE

Union Bancshares, Inc. and Subsidiaries


Analysis of Interest Sensitivity


     Interest sensitivity is the cornerstone of UBI's asset/liability margin management system. Key asset and liability decisions are reviewed in the framework of this system with the objective of optimizing long-term profitability at an acceptable level of risk.

     The tables that follow summarize the asset/liability margin management status at December 31, 1994. Yields and rates shown in the table are interest income and expense only. Other factors such as loan fees are not included in the summary.

                             0-3       3-6      6-12     1-5         5+      Non-Rate
Repricing Maturity         Months    Months    Months   Years      Years    Sensitive   Total
  (In thousands)
Assets:
  Loans                   $138,026  $ 19,880  $ 39,307  $139,726  $ 56,087  $       0  $393,026
  Securities-Taxable        18,692    12,662    21,795    97,545    11,318          0   162,012
  Securities-Nontaxable        552     1,244     4,486    17,929    17,428          0    41,639
  Fed Funds Sold               100         0         0         0         0          0       100
  Nonearning Assets              0         0         0         0         0     68,900    68,900
    Total Assets           157,370    33,786    65,588   255,200    84,833     68,900   665,677

Liabilities and
 Stockholders' Equity:
  Interest-Bearing Demand
    Deposits                 2,256     2,256     4,512    36,127    30,105          0    75,256
  Savings Deposits           2,622     3,327     6,654    53,177    44,319          0   110,099
  Other Time Deposits       48,166    37,574    55,536    69,523    20,942          0   231,741
  Short-term Borrowings     42,717         0         0         0         0          0    42,717
  Long-term Borrowings      20,529     5,790     5,617    29,713     2,641          0    64,290
  Noncosting Liabilities         0         0         0         0         0     95,925    95,925
  Stockholders' Equity           0         0         0         0         0     45,649    45,649
    Total Liabilities and
     Stockholders' Equity  116,290    48,947    72,319   188,540    98,007    141,574   665,677
Repricing Gap             $ 41,080  $(15,161)  $(6,731) $ 66,660  $(13,174)  $(72,674) $      0

Cumulative Repricing Gap  $ 41,080  $ 25,919   $19,188  $ 85,848  $ 72,674   $      0  $      0


                              0-3       3-6       6-12      1-5       5+      Non-Rate
Interest Rate Analysis       Months    Months    Months    Years     Years    Sensitive     Total
Assets:
  Loans                       9.23%     8.61%     8.74%     8.70%     7.85%                 8.76%
  Securities-Taxable          5.27      5.00      5.30      5.62      5.54                  5.48
  Securities-Nontaxable (1)   7.53      8.61      8.68      8.69      8.18                  8.46
  Fed Funds Sold              5.63      0.00      0.00      0.00      0.00                  5.63
  Nonearning Assets                                                              0.00       0.00
    Total Assets              8.75      7.26      7.60      7.52      7.61       0.00       7.04

Liabilities and
 Stockholders' Equity:
  Interest-Bearing Demand
    Deposits                  1.99      1.99      1.99      1.99      1.99                  1.99
  Savings Deposits            2.36      2.36      2.36      2.36      2.36                  2.37
  Other Time Deposits         4.14      4.52      5.07      5.60      6.18                  5.04
  Short-term Borrowings       5.65      0.00      0.00      0.00      0.00                  5.65
  Long-term Borrowings        6.25      7.57      7.34      7.49      8.03                  7.11
  Noncosting Liabilities                                                         0.00       0.00
  Stockholders' Equity                                                           0.00       0.00
    Total Liabilities and
     Stockholders' Equity     4.99      4.62      4.80      4.29      3.21       0.00       3.42

Net Yield                     3.76%     2.64%     2.79%     3.23%     4.39%      0.00%      3.62%

(1) Tax-equivalent basis is calculated using a marginal federal tax rate of 34%.

                             - A50 -
PAGE

Union Bancshares, Inc. and Subsidiaries

     UBI has a positive cumulative repricing gap in the one-year horizon. Consequently, it is more sensitive to a decreasing rate environment which, if it occurred, would adversely impact the net interest margin. Simulation modeling has demonstrated that a sudden and large decrease in rates or a dramatic narrowing in the spread between asset yields and liability costs would result in an adverse impact on the net interest margin; however the adverse impact is more moderate if interest rates decrease gradually.


Five-Year Summary of Operations

(In Thousands of Dollars Except Per Share Amounts)
                                       1994      1993      1992      1991      1990
Condensed Statement of Income
Interest income                      $43,578   $38,635   $42,737   $48,387   $45,534
Interest expense                      18,144    14,722    19,510    27,035    26,765
Net interest income                   25,434    23,913    23,227    21,352    18,769

Provision for loan losses              2,312     2,412     2,569     2,647     2,495

Other income                          10,226     7,904     7,923     8,361     8,289
Other expense                         25,712    22,163    22,566    22,152    20,735
Income before income tax expense       7,636     7,242     6,015     4,914     3,828
Income tax expense                     1,947     2,050     1,715     1,412       943
Net income                            $5,689    $5,192    $4,300    $3,502    $2,885

Per Share Data
Net income                            $16.07    $14.81    $12.28    $10.03     $8.27
Cash dividends declared                 1.20      1.70      1.70      1.20      1.20

Financial Ratios
Net income as a percent
 of average assets                       .92%      .97%      .79%      .63%      .59%
Net income as a percent
 of average equity                     13.13     13.50     12.45     11.59     10.25
Average equity as a percent
 of average assets                      6.97      7.16      6.30      5.41      5.76
Tier I Capital to risk-based assets     9.61     11.79     10.44      9.61      8.53
Tier II Capital to risk-based assets   10.90     13.10     11.46     10.57      9.43
Leverage ratio-Tier I Capital
 to total assets                        6.23      7.40      6.39      5.48      4.83
Dividend payout ratio                   7.48%    11.48%    13.85%    12.00%    14.51%

Balance Sheet Items
Average assets                      $621,469  $537,444  $547,749  $558,818  $488,657
Average investment securities        206,825   198,190   206,184   215,221   132,889
Average loans, net                   355,289   287,040   277,961   265,741   251,744
Average deposits                     488,379   444,364   475,644   490,911   422,600
Average capital notes                     --        --        --       454       750
Average long-term borrowings          12,656     9,154    10,000        55        --
Average stockholders' equity          43,323    38,457    34,529    30,218    28,145
Year-end assets                      665,677   532,857   548,309   560,259   564,983
Year-end investment securities       203,602   190,901   197,532   209,037   167,753
Year-end loans, net                  387,526   293,662   279,579   273,840   274,519
Year-end deposits                    506,648   433,816   475,627   489,747   496,951
Year-end capital notes                    --        --        --        --       600
Year-end long-term borrowings         13,213     8,000    10,000    10,000        --
Year-end stockholders' equity         45,649    40,816    36,220    32,480    29,373

                             - A51 -
PAGE

               THIS PAGE LEFT BLANK INTENTIONALLY

                             - A52 -
PAGE

               THIS PAGE LEFT BLANK INTENTIONALLY



                             - A53 -
PAGE